Form 10-Q
period 1995-03-31
WALSHIRE ASSURANCE COMPANY
filed 1995-05-15
CIK 818155

UNITED STATES
			            SECURITIES AND EXCHANGE COMMISSION
			                  Washington, DC   20549

				                        Form 10-Q

(Mark One)
( X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
		       OF THE SECURITIES EXCHANGE ACT OF 1934

		       For the quarterly period ended:  March 31, 1995

  					  OR

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
		      	OF THE SECURITIES EXCHANGE ACT OF 1934

		       For the transition period from_________to_________

			      Commission file number 0-16267

			      WALSHIRE ASSURANCE COMPANY
         __________________________
		       (Exact name of registrant as specified in its charter)

         Pennsylvania                                          23- 2023242
         _______________________________                       ___________
         (State or other jurisdiction of            (I.R.S. Employer
         incorporation or organization)             Identification Number)

         3350 Whiteford Road, York, PA                               17402
         _____________________________                               _____
         (Address of principal executive offices)               (Zip code)

				     (717) 757-0000
         ______________
		       (Registrant's telephone number, including area code)

         ____________________________________________________
         (Former name, former address and former fiscal year,
			      if changed since last report)

        	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
		       Yes   X                    NO
			         ________                  ________

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

       	 Class:                              Outstanding at April 28, 1995:
       _________                            ________________________________
Common stock - $.01 Par Value                      3,652,672 shares

			                WALSHIRE ASSURANCE COMPANY
                        AND SUBSIDIARIES

                             INDEX

                                                      									    Page
									                                                         Number
									                                                         ______
Part I   FINANCIAL INFORMATION

Item 1.  Financial Statements

	        Consolidated Balance Sheets as of
	        March 31, 1995 (unaudited) and
	        December 31, 1994. . . . . . . . . . . . . . . . . . . . . 2
	        Consolidated Statements of Income
	        for the three months ended March 31, 1995
	        and 1994 (unaudited) . . . . . . . . . . . . . . . . . . . 4

	        Consolidated Statements of Cash Flows
	        for the three months ended March 31, 1995
	        and 1994 (unaudited) . . . . . . . . . . . . . . . . . . . 5

	        Notes to Consolidated Financial Statements
	        (unaudited). . . . . . . . . . . . . . . . . . . . . . . . 6

Item 2.  Management's Discussion and Analysis of
	        Financial Condition and Results of
	        Operations . . . . . . . . . . . . . . . . . . . . . . . . 6

Part II  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . 7

Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . 7

Item 2.  Changes in Securities. . . . . . . . . . . . . . . . . . . 7

Item 3.  Defaults Upon Senior Securities. . . . . . . . . . . . . . 7

Item 4.  Submission of Matters to a Vote of
       	 Security Holders . . . . . . . . . . . . . . . . . . . . . 7

Item 5.  Other Information. . . . . . . . . . . . . . . . . . . . . 7

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . 7

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 8

                   WALSHIRE ASSURANCE COMPANY
				                    AND SUBSIDIARIES

			                Consolidated Balance Sheets
										                                                                             (In thousands,
                                                                             				   except per share data)

										                                                                          March 31,     December 31,
                             Assets                                                 1995          1994
				                         ______                                                 ____          ____
										                                                                          (Unaudited)
Investments:
   Held to maturity:
      Fixed maturities (market $17,025 and $16,140). . . . . . . . . . .            $16,882       $16,508
   Available for sale:
      Fixed maturities (cost $23,546 and $22,588). . . . . . . . . . . .             23,232        21,664
      Equity securities (cost $8,021 and $8,263) . . . . . . . . . . . .              7,670         7,611
   Short-term investments. . . . . . . . . . . . . . . . . . . . . . . .                456         3,889
   Other investments . . . . . . . . . . . . . . . . . . . . . . . . . .                848           868
										                                                                           ______        ______
      Total investments. . . . . . . . . . . . . . . . . . . . . . . . .             49,088        50,540

Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                293           184
Accrued investment income receivable . . . . . . . . . . . . . . . . . .                907           895
Amounts receivable from reinsurers . . . . . . . . . . . . . . . . . . .              2,359         2,644
Amounts receivable from reinsured company. . . . . . . . . . . . . . . .              1,440         1,325
Agents' balances (net of allowance for doubtful accounts of $100). . . .              4,251         3,627
Installment premiums receivable. . . . . . . . . . . . . . . . . . . . .              3,701         3,633
Agents' balances and installment premiums receivable from related
   parties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              2,514         2,258
Premium finance receivables (net of unearned finance charges and
   allowance for credit losses of $134 and $123) . . . . . . . . . . . .              5,552         4,678
Reinsurance receivable . . . . . . . . . . . . . . . . . . . . . . . . .              6,131         6,355
Deferred acquisition costs . . . . . . . . . . . . . . . . . . . . . . .              3,895         3,791
Property and equipment (net of accumulated depreciation of $1,067
   and $1,054) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              2,703         2,656
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                468           482
										                                                                           ______        ______
      Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . .            $83,302       $83,068
										                                                                           ======        ======

	  See accompanying notes to consolidated financial statements.

		                 WALSHIRE ASSURANCE COMPANY
				                    AND SUBSIDIARIES

             Consolidated Balance Sheets, Continued
										                                                                             (In thousands,
										                                                                          except per share data)

										                                                                          March 31,     December 31,
		            Liabilities and Shareholders' Equity                                            1995          1994
		            ____________________________________                                            ____          ____
										                                                                          (Unaudited)
Liabilities:
   Unpaid claims, claim settlement expenses and claims drafts  . . . . .            $14,930       $14,292
   Unearned premiums . . . . . . . . . . . . . . . . . . . . . . . . . .             21,985        21,065
   Short-term notes payable. . . . . . . . . . . . . . . . . . . . . . .                480         3,435
   Long-term notes payable . . . . . . . . . . . . . . . . . . . . . . .              1,841         1,921
   Deposits by insureds. . . . . . . . . . . . . . . . . . . . . . . . .                966           747
   Commissions payable to agents . . . . . . . . . . . . . . . . . . . .                491           571
   Commissions payable to related parties. . . . . . . . . . . . . . . .                209           214
   Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .                808           809
										                                                                           ______        ______
      Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . .             41,710        43,054
										                                                                           ______        ______
Shareholders' equity
   Preferred stock, par value $.01 per share; 2,000 shares
      authorized; 142 shares issued and outstanding. . . . . . . . . . .                  1             1
   Common stock, par value $.01 per share; 10,000 shares
      authorized; 3,649 and 3,638 shares issued and outstanding  . . . .                 36            36
   Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . .             25,830        25,751
   Unrealized loss on investments available for sale (net of
      deferred tax benefits of $226 and $534 . . . . . . . . . . . . . .         (     439)    (   1,042)
   Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . .             16,164        15,268
										                                                                           ______        ______
      Net shareholders' equity . . . . . . . . . . . . . . . . . . . . .             41,592        40,014
										                                                                           ______        ______
      Total liabilities and shareholders' equity . . . . . . . . . . . .            $83,302       $83,068
										                                                                           ======        ======
	  See accompanying notes to consolidated financial statements.

			                 WALSHIRE ASSURANCE COMPANY
				                     AND SUBSIDIARIES

			              Consolidated Statements of Income
										                                                                              (In thousands,
										                                                                          except per share data)
										                                                                            Three Months Ended
											                                                                               March 31,
											                                                                      _________________________
										                                                                           1995          1994
										                                                                       (Unaudited)   (Unaudited)
Revenues:
   Premiums earned . . . . . . . . . . . . . . . . . . . . . . . . . . .            $10,540       $ 8,136
   Premiums ceded  . . . . . . . . . . . . . . . . . . . . . . . . . . .            (2,302)       (1,618)
										                                                                          _______       _______
   Net premiums earned . . . . . . . . . . . . . . . . . . . . . . . . .              8,238         6,518
   Net investment income . . . . . . . . . . . . . . . . . . . . . . . .                662           500
   Net realized gains on investments . . . . . . . . . . . . . . . . . .                 66           328
   Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                168           242
										                                                                            _____         _____
      Total revenues . . . . . . . . . . . . . . . . . . . . . . . . . .              9,134         7,588
										                                                                            _____         _____
Expenses:
   Claims and claim settlement expenses. . . . . . . . . . . . . . . . .              4,860         4,787
   Reinsurance recoveries. . . . . . . . . . . . . . . . . . . . . . . .            (   98)       (  834)
										                                                                            _____         _____
   Net claims and claims settlement expenses . . . . . . . . . . . . . .              4,762         3,953
   Amortization of deferred acquisition costs  . . . . . . . . . . . . .              1,196         1,486
   Underwriting, general and administrative expenses . . . . . . . . . .              1,518         1,280
   Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 78            55
										                                                                            _____         _____
      Total expenses . . . . . . . . . . . . . . . . . . . . . . . . . .              7,554         6,774
										                                                                            _____         _____
Income before income taxes . . . . . . . . . . . . . . . . . . . . . . .              1,580           814
Provision for income taxes . . . . . . . . . . . . . . . . . . . . . . .                332           191
										                                                                            _____         _____
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              1,248           623
Less dividends on convertible preferred stock. . . . . . . . . . . . . .                115            29
										                                                                            _____         _____
Net income available for common stock. . . . . . . . . . . . . . . . . .            $ 1,133       $   594
										                                                                            =====         =====
Net income per common share and common equivalent share:
   Primary:
      Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . .            $   .30       $   .16
										                                                                            =====         =====
      Weighted average shares outstanding. . . . . . . . . . . . . . . .              3,770         3,604
										                                                                            =====         =====
	  See accompanying notes to consolidated financial statements.

			                WALSHIRE ASSURANCE COMPANY

		            Consolidated Statements of Cash Flows
										                                                                             (In thousands)
										                                                                            Three Months Ended
	 										                                                                              March 31,
											                                                                      _________________________
										                                                                            1995          1994
										                                                                       (Unaudited)   (Unaudited)
Cash flows from operating activities:
   Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            $ 1,248       $   623
   Adjustments to reconcile net income to net cash provided
    by operating activities
      Net realized gains on investments. . . . . . . . . . . . . . . . .           (    66)      (   328)
      Decrease (increase) in assets:
	 Accrued investment income receivable .  . . . . . . . . . . . .                  (    12)      (    14)
	 Amounts receivable from reinsurers  . . . . . . . . . . . . . .                       285           637
	 Amounts receivable from reinsured company . . . . . . . . . . .                  (   115)      (     2)
	 Agents balances and installment premiums receivable . . . . . .                  (   624)      (   355)
	 Agents' balances and installment premiums
	  receivable from related parties  . . . . . . . . . . . . . . .                  (   324)      (   141)
	 Premium finance receivables   . . . . . . . . . . . . . . . . .                  (   874)           333
	 Reinsurance receivable    . . . . . . . . . . . . . . . . . . .                       224      (   262)
	 Deferred acquisition costs  . . . . . . . . . . . . . . . . . .                  (   104)      (    32)
	 Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . .                       121           217
      (Decrease) increase in liabilities:
	 Unpaid claims, claim settlement expenses and
	  claim drafts outstanding   . . . . . . . . . . . . . . . . . .                       638         1,041
	 Unearned premiums . . . . . . . . . . . . . . . . . . . . . . .                       920           129
	 Deposits by insureds  . . . . . . . . . . . . . . . . . . . . .                       219      (   155)
	 Other, net. . . . . . . . . . . . . . . . . . . . . . . . . . .                  (    94)      (   203)
										                                                                         ________      ________
      Net cash provided by operating activities. . . . . . . . . . . . .              1,442         1,488
Cash flows from investing activities:                                              ________      ________
   Purchase of investments:
      Held-to-maturity . . . . . . . . . . . . . . . . . . . . . . . . .           (   902)      (   671)
      Available-for-sale . . . . . . . . . . . . . . . . . . . . . . . .           ( 1,888)      ( 4,129)
   Sale of investments:
      Available-for-sale . . . . . . . . . . . . . . . . . . . . . . . .              1,192         2,032
   Maturity of investments   . . . . . . . . . . . . . . . . . . . . . .                486           236
   Net (purchase) sale of short term and other investments   . . . . . .              3,466      ( 5,598)
   Purchase of property and equipment  . . . . . . . . . . . . . . . . .           (   185)      (    84)
   Sale of property and equipment  . . . . . . . . . . . . . . . . . . .                 31            14
   Other, net    . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (   224)           362
										                                                                         ________      ________
      Net cash provided by (used in) investing activities  . . . . . . .              1,976      ( 7,838)
Cash flows from financing activities:                                              ________      ________
   Cash dividends paid   . . . . . . . . . . . . . . . . . . . . . . . .           (   352)      (   235)
   Issuance of common stock  . . . . . . . . . . . . . . . . . . . . . .                 79            10
   Issuance of preferred stock . . . . . . . . . . . . . . . . . . . . .                  -         6,778
   Payment of notes payable  . . . . . . . . . . . . . . . . . . . . . .           ( 3,036)      (   224)
										                                                                         ________      ________
      Net cash provided by (used in) financing activities  . . . . . . .           ( 3,309)         6,329
										                                                                         ________      ________
Net increase (decrease) in cash  . . . . . . . . . . . . . . . . . . . .                109      (    21)
Cash at beginning of the period  . . . . . . . . . . . . . . . . . . . .                184            56
										                                                                         ________      ________
Cash at end of the period  . . . . . . . . . . . . . . . . . . . . . . .           $    293      $     35
										                                                                         ========      ========

	  See accompanying notes to consolidated financial statements.

			                 WALSHIRE ASSURANCE COMPANY
				                     AND SUBSIDIARIES


	     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1. The consolidated balance sheet as of March 31, 1995, the consolidated statements of income for the three months ended March 31, 1995 and 1994, and the consolidated statements of cash flows for the three months then ended have been prepared by Walshire Assurance Company ("the Company") without audit.
In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1995 and for all periods presented, have been made.

2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these unaudited consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1994 Annual Report dated March 3, 1995. The results of operation for the period ended March 31, 1995 are not necessarily indicative of the results of operations for the full year.

3. Net income per share is computed after recognition of preferred stock dividend requirements and is based on the weighted average number of shares of common stock and common stock equivalents outstanding. The number of common shares was increased by the number of shares issuable on the exercise of options when the market price of the common stock exceeds the exercise price of the options. This increase in the number of common shares was reduced by the number of common shares that are assumed to have been purchased with the proceeds from the exercise of the options; these purchases were assumed to have been made at the average price of the common stock during that part of the year when the market price of the common stock exceeded the exercise price of the options.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
_____________________________________________________________________________

Revenues for the three month period ended March 31, 1995 increased $1.5 million, or 20.4%, from revenues for the three month period ended
March 31, 1994. This increase was primarily the result of an increase in net premiums earned, offset, in part, by a decrease in net realized gains on investments. Direct premiums written increased 38.6% in the three month period ended March 31, 1995 when compared to the same period in 1994. The following table sets forth the direct premiums written by the Company, as well as the percentage change, for the three month periods ended March 31, 1995 and 1994 by line of business.

					                            (In thousands)
				                      Three months ended March 31,
				                      ____________________________
				                            1995        1994        % Change
				                           ______      ______       ________
	  Auto liability             $ 4,988     $ 3,748         33.1%
	  Auto physical damage         4,285       3,820         12.2%
	  Workers compensation         1,215           -           N/M
	  Inland marine                  682         485         40.6%
	  Other                          230         170         34.7%
				                           ______      ______
	      Total                  $11,400     $ 8,223         38.6%
				                           ======      ======

Expenses for the three month period ended March 31, 1995 increased $.8 million, or 11.5%, over expenses for the three month period ended
March 31, 1994. The increase was primarily the result of increases in net claims and claim settlement expenses and underwriting, general and administrative expenses, offset, in part, by a decrease in amortization of deferred acquisition costs. Increases in claims and claim settlement expenses were the result of increases in earned premiums, offset, in part, by a decrease in the statutory loss ratio from 62.2% in 1994 to 60.8% in 1995. In the first quarter of 1994, claims were negatively impacted as a result of the severe weather conditions. Increases in underwriting, general and administrative expenses were primarily the result of increases in premiums written. The decrease in the amortization of deferred acquisition costs were primarily the result of the increase in ceding commissions, offset, in part, by an increase in net premiums earned. The statutory combined ratio for the three month period ended March 31, 1995 was 88.0%, a decrease from 99.5% for the three month period ended March 31, 1994.


Liquidity and Capital Resources
_______________________________

Historically, the Company has generated funds sufficient to support its operations and has maintained a high degree of liquidity in its investment portfolio. The primary sources of funds to meet the demands of claim settlements and operating expenses are premiums, ceding commissions and investment income. The Company's funds generally are invested in securities with maturities intended to provide adequate funds to pay claims and expenses without the forced sale of investments. The Company believes that its current cash and short term investments, together with funds generated from operations, will be sufficient to meet its operating and capital requirements for the foreseeable future.

Part II OTHER INFORMATION

Item 1.  Legal  Proceedings

	 None

Item 2.  Changes in Securities

	 None

Item 3.  Defaults Upon Senior Securities

	 None

Item 4.  Submission of Matter to a Vote of Security Holders

	 None

Item 5.  Other Information

	 None

Item 6.  Exhibits and Reports on Form 8-K

	 None

				  SIGNATURES



	  Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


						                                              WALSHIRE ASSURANCE COMPANY
						                                              __________________________
						                                              (Registrant)


DATE:  May 8, 1995                                  /s/ Kenneth R. Taylor
						                                              __________________________
						                                              Kenneth R. Taylor
						                                              President and Chief
						                                              Executive Officer



DATE:  May 8, 1995                                  /s/ Gary J. Orndorff
						                                              __________________________
						                                              Gary J. Orndorff
						                                              Vice President / Treasurer
						                                              and Chief Financial Officer