Form 10-Q
period 1995-06-30
WALSHIRE ASSURANCE COMPANY
filed 1995-08-10
CIK 818155

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC   20549

                                Form 10-Q

(Mark One)
(X)            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


             For the quarterly period ended:  June 30, 1995

                                   OR

( )           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


            For the transition period from        to

                     Commission file number 0-16267

                           WALSHIRE ASSURANCE COMPANY
(Exact name of registrant as specified in its charter)

      Pennsylvania                                  23-2023240
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization                     Identification Number)

3350 Whiteford Road, York, PA                                     17402
(Address of principal executive offices)                           (Zip code)

                               (717)757-0000
(Registrant s telephone number, including area code)




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

               Yes        X             No

Indicate the number of shares outstanding of each of the issuer s classes of common stock, as of the latest practical date.

          Class:                        Outstanding at July 31, 1995:
Common stock - $.01 Par Value                       3,665,902 shares



              WALSHIRE ASSURANCE COMPANY
 AND SUBSIDIARIES


              INDEX




                                                             PAGE
                                                             NUMBER



Part I    FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets as of June 30, 1995
          (unaudited) and December 31, 1994. . . . . . . . . .      2

          Consolidated Statements of Income for the three
          months ended June 30, 1995 and 1994 (unaudited). . .           4

          Consolidated Statement of Income for the six months
          ended June 30, 1995 and 1994 (unaudited) . . . . . .           5

          Consolidated Statements of Cash Flows for the six
          months ended June 30, 1995 and 1994 (unaudited)    . .              6

          Notes to Consolidated Financial Statements
          (unaudited)  . . . . . . . . . . . . . . . . . . . .           7

Item 2.   Management s Discussion and Analysis of Financial
          Condition and Results of Operations  . . . . . . . .           7

Part II   OTHER INFORMATION  . . . . . . . . . . . . . . . . .           9

Item 1.   Legal Proceedings  . . . . . . . . . . . . . . . . .           9

Item 2.   Changes in Securities  . . . . . . . . . . . . . . .           9

Item 3.   Defaults Upon Senior Securities  . . . . . . . . . .           9

Item 4.   Submission of Matters to Vote of Security Holders. .           9

Item 5.   Other Information  . . . . . . . . . . . . . . . . .           9

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . .           9

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . .        10





WALSHIRE ASSURANCE COMPANY
AND SUBSIDIARIES



Consolidated Balance Sheets



                                                   (In thousands,
                                                    except per share data)
                                            June 30,    December 31,
               Assets                         1995          1994
                                          (Unaudited)

Investments
  Held to maturity:
     Fixed maturities (market $17,221 and
       $16,140) . . . . . . . . . . . . . . . .   $17,023        $16,508
  Available for sale:
     Fixed maturities (cost $23,990 and
       $22,588) . . . . . . . . . . . . . . . .    23,944         21,664
     Equity securities (cost: $7,981 and
       $8,263). . . . . . . . . . . . . . . . .     8,036          7,611
  Short-term investments . . . . . . . . . . . .     3,154          3,889
  Other investments. . . . . . . . . . . . . . .       852           868

     Total investments . . . . . . . . . . . . .    53,009        50,540

Cash. . . . . . . . . . . . . . . . . . . . . . .        372           184
Accrued investment income receivable. . . . . . .        832         895
Amounts receivable from reinsurers. . . . . . . .     2,709        2,644
Amounts receivable from reinsured company . . . .     1,338        1,325
Agents  balances (net of allowance for doubtful
  accounts of $100). . . . . . . . . . . . . . .     4,231          3,627
Installment premiums receivable . . . . . . . . .     4,387         3,633
Agents  balances and installment premiums
  receivable from related parties. . . . . . . .     3,502          2,258
Premium finance receivable (net of unearned
  finance charges and allowance for credit
  losses of $109 and $123) . . . . . . . . . . .     5,649          4,678
Reinsurance receivable. . . . . . . . . . . . . .     5,838        6,355
Deferred acquisition costs. . . . . . . . . . . .     4,245        3,791
Property and equipment, (net of accumulated
  depreciation of $1,135 and $1,054) . . . . . .     2,773          2,656
Other assets. . . . . . . . . . . . . . . . . . .       376           482

     Total assets. . . . . . . . . . . . . . . .   $89,261       $83,068



See accompanying notes to consolidated financial statements.



WALSHIRE ASSURANCE COMPANY
AND SUBSIDIARIES


                                    Consolidated Balance Sheets, Continued



                                                     (In thousands,
                                                  except per share data)

    Liabilities and Shareholders  Equity             June 30     December 31
                                                       1995         1994
                                                    (Unaudited)



Liabilities:
  Unpaid claims, claim settlement expenses
     and claims drafts . . . . . . . . . . . .         $16,149       $14,292
  Unearned premiums. . . . . . . . . . . . . .       24,067        21,065
  Short-term notes payable . . . . . . . . . .        1,168         3,435
  Long-term notes payable. . . . . . . . . . .        1,673         1,921
  Deposits by insureds . . . . . . . . . . . .        1,217           747
  Commissions payable to agents. . . . . . . .          667           571
  Commissions payable to related parties . . .          374           214
  Other liabilities. . . . . . . . . . . . . .          782           809

     Total liabilities . . . . . . . . . . . .       46,097        43,054

Shareholders  equity
  Preferred stock, par value $.01 per share;
     2,000 shares authorized; 142 shares
     issued and outstanding. . . . . . . . . .            1             1
  Common stock, par value $.01 per share;
     10,000 shares authorized; 3,666 and
     3,638 shares issued and outstanding . . .           37            36
  Additional paid-in capital . . . . . . . . .       25,955        25,751
  Unrealized gain (loss) on investments
     available for sale (net of deferred tax
     expense (benefit) of $3 and ($534)) . . .            6       ( 1,042)
  Retained earnings. . . . . . . . . . . . . .       17,165        15,268

     Net shareholders  equity. . . . . . . . .       43,164        40,014

  Total liabilities and shareholders  equity .      $89,261       $83,068




      See accompanying notes to consolidated financial statements.



                       WALSHIRE ASSURANCE COMPANY
                            AND SUBSIDIARIES
                    Consolidated Statements of Income



                                                  (In thousands,
                                                        except per share data)
                                                         Three Months Ended
                                                               June 30,
                                                          1995      1994
                                                       (Unaudited)(Unaudited)



Revenues:
  Premiums earned . . . . . . . . . . . . . . . . .     $11,356    $ 8,724
  Premiums ceded. . . . . . . . . . . . . . . . . .     ( 2,552)   ( 1,709)
  Net premiums earned . . . . . . . . . . . . . . .       8,804      7,015
  Net investment income . . . . . . . . . . . . . .         673        548
  Net realized gains on investments . . . . . . . .          73         68
  Other . . . . . . . . . . . . . . . . . . . . . .         180        158
     Total revenues . . . . . . . . . . . . . . . .       9,730      7,789

Expenses:
  Claims and claim settlement expenses. . . . . . .       6,126      3,635
  Reinsurance recoveries. . . . . . . . . . . . . .     ( 1,132)   (    41)
  Net claims and claims settlement expenses . . . .       4,994      3,594
  Amortization of deferred acquisition costs. . . .       1,312      1,428
  Underwriting, general and administrative
     expenses. . . . . . . . . . . . . . . . . . . .       1,644      1,394
  Interest. . . . . . . . . . . . . . . . . . . . .          69         50
     Total expenses . . . . . . . . . . . . . . . .       8,019      6,466

Income before income taxes . . . . . . . . . . . . .       1,711      1,323
Provision for income taxes . . . . . . . . . . . . .         357        300
Net income . . . . . . . . . . . . . . . . . . . . .       1,354      1,023
Less dividends on convertible preferred stock. . . .         115        115
Net income available for common stock. . . . . . . .     $ 1,239    $   908

Net income per common share and common equivalent
  share:
  Primary:
     Net income . . . . . . . . . . . . . . . . . .     $   .32    $   .25

     Weighted average shares outstanding. . . . . .       3,821      3,674

  Fully diluted:
     Net income . . . . . . . . . . . . . . . . . .     $   .31    $   .24

     Weighted average shares outstanding. . . . . .       4,395      3,722


See accompanying notes to consolidated financial statements.


WALSHIRE ASSURANCE COMPANY
AND SUBSIDIARIES
Consolidated Statements of Income


                                                  (In thousands,
                                                        except per share data)
                                                           Six Months Ended
                                                               June 30,
                                                          1995      1994
                                                       (Unaudited)(Unaudited)


Revenues:
  Premiums earned . . . . . . . . . . . . . . . . .     $21,896    $16,860
  Premiums ceded. . . . . . . . . . . . . . . . . .     ( 4,854)   ( 3,327)
  Net premiums earned . . . . . . . . . . . . . . .      17,042     13,533
  Net investment income . . . . . . . . . . . . . .       1,335      1,048
  Net realized gains on investments . . . . . . . .         139        396
  Other . . . . . . . . . . . . . . . . . . . . . .         348        400
     Total revenues . . . . . . . . . . . . . . . .      18,864     15,377

Expenses:
  Claims and claim settlement expenses. . . . . . .      10,986      8,422
  Reinsurance recoveries. . . . . . . . . . . . . .     ( 1,230)   (   875)
  Net claims and claims settlement expenses . . . .       9,756      7,547
  Amortization of deferred acquisition costs. . . .       2,508      2,914
  Underwriting, general and administrative
     expenses. . . . . . . . . . . . . . . . . . . .       3,162      2,674
  Interest. . . . . . . . . . . . . . . . . . . . .         147        105
     Total expenses . . . . . . . . . . . . . . . .      15,573     13,240

Income before income taxes . . . . . . . . . . . . .       3,291      2,137
Provision for income taxes . . . . . . . . . . . . .         689        491
Net income . . . . . . . . . . . . . . . . . . . . .       2,602      1,646
Less dividends on convertible preferred stock. . . .         230        144
Net income available for common stock. . . . . . . .     $ 2,372    $ 1,502

Net income per common share and common equivalent
  share:
  Primary:
     Net income . . . . . . . . . . . . . . . . . .     $   .62    $   .41

     Weighted average shares outstanding. . . . . .       3,798      3,699

  Fully diluted:
     Net income . . . . . . . . . . . . . . . . . .     $   .59    $   .40

     Weighted average shares outstanding. . . . . .       4,389      3,721




See accompanying notes to consolidated financial statements.


WALSHIRE ASSURANCE COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows

                                                          (In thousands)
                                                         Six Months Ended
                                                             June 30,
                                                         1995        1994
                                                      (Unaudited)  (Unaudited)
Cash flows from operating activities:
  Net income . . . . . . . . . . . . . . . . . . . .    $ 2,602      $ 1,646
  Adjustments to reconcile net income to net
    cash provided by operating activities
      Net realized gains on investments. . . . . . .     (  139)      (  396)
      Decreased (increase) in assets:
      Accrued investment income receivable . . . . .         63       (    3)
      Amounts receivable from reinsurers . . . . . .     (   65)      (  223)
      Amounts receivable from reinsured company. . .     (   13)          86
      Agents  balances and installment premiums
        receivable . . . . . . . . . . . . . . . . .     (  604)      (1,091)
      Agents  balances and installment premiums
        receivable from related parties. . . . . . .     (1,998)      (   75)
      Premium finance receivables. . . . . . . . . .     (  971)          99
      Reinsurance receivables. . . . . . . . . . . .        517       (  377)
      Deferred acquisition costs . . . . . . . . . .     (  454)      (  292)
      Other, net . . . . . . . . . . . . . . . . . .        327           20
      (Decrease) increase in liabilities:
        Unpaid claims, claim settlement expenses and
          claim drafts outstanding . . . . . . . . .      1,857        1,587
      Unearned premiums. . . . . . . . . . . . . . .      3,002        1,792
      Deposits by insureds . . . . . . . . . . . . .        470       (  546)
      Other, net . . . . . . . . . . . . . . . . . .        229       (   34)
  Net cash provided by operating activities. . . . .      4,823        2,193
Cash flows from investing activities:
  Purchase of investments:
    Held to maturity . . . . . . . . . . . . . . . .     (1,273)      (2,312)
    Available for sale . . . . . . . . . . . . . . .     (3,511)      (8,674)
  Sale of investments:
    Available for sale . . . . . . . . . . . . . . .      2,596        4,449
  Maturity of investments. . . . . . . . . . . . . .        505        1,925
  Net (purchase) sale of short term and other
    investments. . . . . . . . . . . . . . . . . . .        768       (3,161)
  Purchase of property and equipment . . . . . . . .     (  369)      (  153)
  Sale of property and equipment . . . . . . . . . .         31           16
  Other, net . . . . . . . . . . . . . . . . . . . .     (  367)         482
    Net cash used in investing activities. . . . . .     (1,620)      (7,428)
Cash flows from financing activities:
  Cash dividends paid. . . . . . . . . . . . . . . .     (  705)      (  441)
  Issuance of common stock . . . . . . . . . . . . .        205           63
  Issuance of preferred stock. . . . . . . . . . . .        -          6,777
  Payment of notes payable . . . . . . . . . . . . .     (2,515)      (1,137)
    Net cash provided by (used in) financing
      activities . . . . . . . . . . . . . . . . . .     (3,015)       5,262
Net increase in cash . . . . . . . . . . . . . . . .        188           27
Cash at beginning of the period. . . . . . . . . . .        184           56
Cash at end of the period. . . . . . . . . . . . . .    $   372      $    83


Se     e accompanying notes to consolidated financial statements.

                                   6
WALSHIRE AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. The consolidated balance sheet as of June 30, 1995, the consolidated statements of income for the three and six months ended June 30, 1995 and 1994, and the consolidated statements of cash flows for the six months then ended have been prepared by Walshire Assurance Company ( the Company ) without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1995 and for all periods presented, have been made.

2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these unaudited consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company s 1994 Annual Report dated March 3, 1995. The results of operation for the period ended June 30, 1995 are not necessarily indicative of the results of operations for the full year.

3. Primary net income per share is computed after recognition of preferred stock dividend requirements and is based on the weighted average number of shares of common stock and common stock equivalents outstanding. The number of common shares was increased by the number of shares issuable on the exercise of options when the market price of the common stock exceeds the exercise price of the options. This increase in the number of common shares was reduced by the number of common shares that are assumed to have been purchased with the proceeds from the exercise of the options; these purchases were assumed to have been made at the average price of the common stock during that part of the year when the market price of the common stock exceeded the exercise price of the options.

     Fully diluted net income per share was determined on the assumption that the convertible preferred stock was converted and the outstanding stock options were exercised on January 1, 1995. As to the preferred stock, net income was adjusted for dividends declared. As to the options, outstanding shares were increased as described above except that purchases of common stock are assumed to have been made at the higher of the period-end price or the average price of the common stock during that part of the year when the market price of the common stock exceeded the exercise price of the options.

Item 2. Management s Discussion and Analysis of Financial Condition and Results of Operations

Revenues for the three month period ended June 30, 1995 increased $1.9 million, or 24.9%, from revenues for the three month period ended June 30, 1994. This increase was primarily the result of an increase in premiums earned. Direct premiums written increased 29.8% in the three month period ended June 30, 1995 when compared to the same period in 1994. The following table sets forth the direct premiums written by the Company for the three month periods ended
June 30,
1995 and 1994 by line of business.





                                         (In thousands)
                                   Three months ended June 30,
                                        1995          1994        %Change
          Auto liability        $ 6,407       $ 4,667        37.3%
          Auto physical damage        4,797         4,393         9.2%
          Workers  Compensation       1,333           560       138.0%
          Inland marine                 685           570        20.2%
          Other                         185           140        32.1%
                 Total             $13,407       $10,330        29.8%

Expenses for the three month period ended June 30, 1995 increased $1.6 million, or 24.0%, over expenses for the three month period ended June 30, 1994. The increase was primarily the result of increases in net claims and claim settlement expenses and underwriting, general and administrative expenses, offset, in part, by a decrease in amortization of deferred acquisition costs. Increases in net claims and claim settlement expenses were the result of increases in earned premiums, as well as an increase in the statutory loss ratio from 52.8% in 1994 to 59.6% in 1995. Increases in underwriting, general and administrative expenses were primarily the result of increases in premiums written. The decrease in the amortization of deferred acquisition costs was primarily the result of the increase in ceding commissions, offset, in part, by an increase in net premiums earned. The statutory combined ratio for the three month period ended June 30, 1995 was 86.6%, a slight increase from 84.5% for the three month period ended June 30, 1994.

Revenues for the six month period ended June 30, 1995 increased $3.5 million, or 22.7%, from revenues for the six month period ended June 30, 1994. This increase was primarily the result of an increase in premiums earned. Direct premiums written increased 33.7% in the six month period ended June 30, 1995 when compared to the same period in 1994. The following table sets forth the direct premiums written by the Company for the six month periods ended June 30, 1995 and
1994 by line of business.

                                         (In thousands)
                               Six months ended June 30,
                                        1995          1994        %Change
          Auto liability        $11,395       $ 8,415        35.4%
          Auto physical damage        9,082         8,213        10.6%
          Workers  Compensation       2,548           560       355.0%
          Inland marine               1,367         1,055        29.6%
          Other                         415           310        33.9%
               Total               $24,807       $18,553        33.7%

Expenses for the six month period ended June 30, 1995 increased $2.3 million, or 17.6%, over expenses for the six month period ended June 30, 1994. The increase was primarily the result of increases in net claims and claim settlement expenses and underwriting, general and administrative expenses, offset, in part, by a decrease in amortization of deferred acquisition costs. Increases in net claims and claim settlement expenses were the result of increases in earned premiums, and a slight increase in the statutory loss ratio from 57.3% in 1994 to 60.2% in 1995. In the first quarter of 1994, claims were negatively impacted as a result of the severe weather conditions. Increases in underwriting, general and administrative expenses were primarily the result of increases in premiums written. The decrease in the amortization of deferred acquisition costs were primarily the result of the increase in ceding commissions, offset, in part, by an increase in net premiums earned. The statutory combined ratio for the six month period ended June 30, 1995 was 87.3%, a decrease from 91.4% for the six month period ended June 30, 1994.
8

Liquidity and Capital Resources

Historically, the Company has generated funds sufficient to support its operations and has maintained a high degree of liquidity in its investment portfolio. The primary sources of funds to meet the demands of claim settlements and operating expenses are premiums, ceding commissions and investment income. The Company s funds generally are invested in securities with maturities intended to provide adequate funds to pay claims and expenses without the forced sale of investments. The Company believes that its current cash and short term investments, together with funds generated from operations, will be sufficient to meet its operating and capital requirements for the foreseeable future.

Part II   OTHER INFORMATION

Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities

          None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matter to a Vote of Security Holders

          The Annual Meeting of Shareholders was held on May 18, 1995. The only matter to be voted upon at the meeting was the election of two directors. The results of the election were as follows:


                                  L. Edward Sausman  William R. Tierney, Jr.

            Voting For                2,829,216             2,813,511

            Voting against or
              withheld                   88,331               104,036

            Abstentions and
              Broker non-votes          735,125               735,125

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          None





SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   WALSHIRE ASSURANCE COMPANY
                                   (Registrant)



DATE:  August 7, 1995                   /s/ Kenneth R. Taylor
                                   Kenneth R. Taylor
                                   President and Chief
                                   Executive Officer



DATE:  August 7, 1995                   /s/ Gary J. Orndorff
                                   Gary J. Orndorff
                                   Vice President/Treasurer
                                   and Chief Financial Officer































