Form 10-Q
period 1995-09-30
WALSHIRE ASSURANCE COMPANY
filed 1995-11-13
CIK 818155

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC   20549

                                Form 10-Q

(Mark One)
(X)            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


           For the quarterly period ended:  September 30, 1995

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

          Class:                       Outstanding at October 31, 1995:
Common stock - $.01 Par Value                       3,695,007 shares



              WALSHIRE ASSURANCE COMPANY
 AND SUBSIDIARIES


              INDEX




                                                             PAGE
                                                             NUMBER



Part I    FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets as of September 30, 1995
          (unaudited) and December 31, 1994. . . . . . . . . .      2

          Consolidated Statements of Income for the three
          months ended September 30, 1995 and 1994
            (unaudited). . . . . . . . . . . . . . . . . . . . .         4

          Consolidated Statements of Income for the nine months
          ended September 30, 1995 and 1994 (unaudited) . . . .          5

          Consolidated Statements of Cash Flows for the nine
          months ended September 30, 1995 and 1994 (unaudited).          6

          Notes to Consolidated Financial Statements
          (unaudited)  . . . . . . . . . . . . . . . . . . . .           7

Item 2.   Management s Discussion and Analysis of Financial
          Condition and Results of Operations  . . . . . . . .           7

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





WALSHIRE ASSURANCE COMPANY
AND SUBSIDIARIES



Consolidated Balance Sheets



                                                   (In thousands,
                                                    except per share data)
                                          September 30, December 31,
               Assets                         1995          1994
                                          (Unaudited)

Investments
  Held to maturity:
     Fixed maturities (market $18,349 and
       $16,140) . . . . . . . . . . . . . . . .   $18,043        $16,508
  Available for sale:
     Fixed maturities (cost $23,761 and
       $22,588) . . . . . . . . . . . . . . . .    23,740         21,664
     Equity securities (cost: $8,638 and
       $8,263). . . . . . . . . . . . . . . . .     9,147          7,611
  Short-term investments . . . . . . . . . . . .     2,126          3,889
  Other investments. . . . . . . . . . . . . . .     1,609           868

     Total investments . . . . . . . . . . . . .    54,665        50,540

Cash. . . . . . . . . . . . . . . . . . . . . . .        127           184
Accrued investment income receivable. . . . . . .        895         895
Amounts receivable from reinsurers. . . . . . . .     3,606        2,644
Amounts receivable from reinsured company . . . .     1,468        1,325
Agents  balances (net of allowance for doubtful
  accounts of $100). . . . . . . . . . . . . . .     4,473          3,627
Installment premiums receivable . . . . . . . . .     3,648         3,633
Agents  balances and installment premiums
  receivable from related parties. . . . . . . .     3,214          2,258
Premium finance receivable (net of unearned
  finance charges and allowance for credit
  losses of $136 and $123) . . . . . . . . . . .     5,608          4,678
Reinsurance receivable. . . . . . . . . . . . . .     6,794        6,355
Deferred acquisition costs. . . . . . . . . . . .     4,195        3,791
Property and equipment, (net of accumulated
  depreciation of $1,228 and $1,054) . . . . . .     3,352          2,656
Other assets. . . . . . . . . . . . . . . . . . .       157           482

     Total assets. . . . . . . . . . . . . . . .   $92,202       $83,068



See accompanying notes to consolidated financial statements.



WALSHIRE ASSURANCE COMPANY
AND SUBSIDIARIES


                                   Consolidated Balance Sheets, Continued



                                                     (In thousands,
                                                  except per share data)

    Liabilities and Shareholders  Equity           September 30, December 31
                                                       1995         1994
                                                    (Unaudited)



Liabilities:
  Unpaid claims, claim settlement expenses
     and claims drafts . . . . . . . . . . . .         $18,048       $14,292
  Unearned premiums. . . . . . . . . . . . . .       23,272        21,065
  Short-term notes payable . . . . . . . . . .        1,230         3,435
  Long-term notes payable. . . . . . . . . . .        1,601         1,921
  Deposits by insureds . . . . . . . . . . . .        1,252           747
  Commissions payable to agents. . . . . . . .          606           571
  Commissions payable to related parties . . .          395           214
  Other liabilities. . . . . . . . . . . . . .        1,047           809

     Total liabilities . . . . . . . . . . . .       47,451        43,054

Shareholders  equity
  Preferred stock, par value $.01 per share;
     2,000 shares authorized; 142 shares
     issued and outstanding. . . . . . . . . .            1             1
  Common stock, par value $.01 per share;
     10,000 shares authorized; 3,678 and
     3,638 shares issued and outstanding . . .           37            36
  Additional paid-in capital . . . . . . . . .       26,057        25,751
  Unrealized gain (loss) on investments
     available for sale (net of deferred tax
     expense (benefit) of $177 and ($534)) . .          311       ( 1,042)
  Retained earnings. . . . . . . . . . . . . .       18,345        15,268

     Net shareholders  equity. . . . . . . . .       44,751        40,014

  Total liabilities and shareholders  equity .      $92,202       $83,068




      See accompanying notes to consolidated financial statements.



                       WALSHIRE ASSURANCE COMPANY
                            AND SUBSIDIARIES
                    Consolidated Statements of Income



                                                  (In thousands,
                                                        except per share data)
                                                         Three Months Ended
                                                            September 30,

                                                          1995      1994
                                                       (Unaudited)(Unaudited)



Revenues:
  Premiums earned . . . . . . . . . . . . . . . . .     $11,452    $ 9,417
  Premiums ceded. . . . . . . . . . . . . . . . . .     ( 2,669)   ( 1,883)
  Net premiums earned . . . . . . . . . . . . . . .       8,783      7,534
  Net investment income . . . . . . . . . . . . . .         705        591
  Net realized gains on investments . . . . . . . .         108        262
  Other . . . . . . . . . . . . . . . . . . . . . .         183        151
     Total revenues . . . . . . . . . . . . . . . .       9,779      8,538

Expenses:
  Claims and claim settlement expenses. . . . . . .       5,054      4,471
   Reinsurance recoveries. . . . . . . . . . . . . .     (   129)   (   108)
  Net claims and claims settlement expenses . . . .       4,925      4,363
  Amortization of deferred acquisition costs. . . .         891      1,461
  Underwriting, general and administrative
     expenses. . . . . . . . . . . . . . . . . . . .       1,953      1,357
  Interest. . . . . . . . . . . . . . . . . . . . .          65         55
     Total expenses . . . . . . . . . . . . . . . .       7,834      7,236

Income before income taxes . . . . . . . . . . . . .       1,945      1,302
Provision for income taxes . . . . . . . . . . . . .         411        301
Net income . . . . . . . . . . . . . . . . . . . . .       1,534      1,001
Less dividends on convertible preferred stock. . . .         115        115
Net income available for common stock. . . . . . . .     $ 1,419    $   886

Net income per common share and common equivalent
  share:
  Primary:
     Net income . . . . . . . . . . . . . . . . . .     $   .37    $   .24

     Weighted average shares outstanding. . . . . .       3,874      3,740

  Fully diluted:
     Net income . . . . . . . . . . . . . . . . . .     $   .35    $   .24

     Weighted average shares outstanding. . . . . .       4,406      3,740


See accompanying notes to consolidated financial statements.


WALSHIRE ASSURANCE COMPANY
AND SUBSIDIARIES
Consolidated Statements of Income


                                                  (In thousands,
                                                        except per share data)
                                                          Nine Months Ended
                                                            September 30,
                                                          1995      1994
                                                       (Unaudited)(Unaudited)


Revenues:
  Premiums earned . . . . . . . . . . . . . . . . .     $33,348    $26,277
  Premiums ceded. . . . . . . . . . . . . . . . . .     ( 7,523)   ( 5,210)
  Net premiums earned . . . . . . . . . . . . . . .      25,825     21,067
  Net investment income . . . . . . . . . . . . . .       2,040      1,639
  Net realized gains on investments . . . . . . . .         247        658
  Other . . . . . . . . . . . . . . . . . . . . . .         531        551
     Total revenues . . . . . . . . . . . . . . . .      28,643     23,915

Expenses:
  Claims and claim settlement expenses. . . . . . .      16,040     12,893
  Reinsurance recoveries. . . . . . . . . . . . . .     ( 1,359)   (   983)
  Net claims and claims settlement expenses . . . .      14,681     11,910
  Amortization of deferred acquisition costs. . . .       3,399      4,375
  Underwriting, general and administrative
     expenses. . . . . . . . . . . . . . . . . . . .       5,115      4,031
  Interest. . . . . . . . . . . . . . . . . . . . .         212        160
     Total expenses . . . . . . . . . . . . . . . .      23,407     20,476

Income before income taxes . . . . . . . . . . . . .       5,236      3,439
Provision for income taxes . . . . . . . . . . . . .       1,100        792
Net income . . . . . . . . . . . . . . . . . . . . .       4,136      2,647
Less dividends on convertible preferred stock. . . .         345        259
Net income available for common stock. . . . . . . .     $ 3,791    $ 2,388

Net income per common share and common equivalent
  share:
  Primary:
     Net income . . . . . . . . . . . . . . . . . .     $   .99    $   .64

     Weighted average shares outstanding. . . . . .       3,825      3,722

  Fully diluted:
     Net income . . . . . . . . . . . . . . . . . .     $   .94    $   .64

     Weighted average shares outstanding. . . . . .       4,386      3,734




See accompanying notes to consolidated financial statements.


WALSHIRE ASSURANCE COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows

                                                          (In thousands)
                                                        Nine Months Ended
                                                          September 30,
                                                        1995          1994
                                                     (Unaudited)  (Unaudited)
Cash flows from operating activities:
  Net income . . . . . . . . . . . . . . . . . . . .    $ 4,136     $  2,647
  Adjustments to reconcile net income to net
    cash provided by operating activities
      Net realized gains on investments. . . . . . .     (  247)     (   658)
      Increase (Decrease) in assets:
       Accrued investment income receivable. . . . .        -              2
       Amounts receivable from reinsurers. . . . . .     (  962)     (   891)
       Amounts receivable from reinsured company . .     (  143)          35
       Agents  balances and installment premiums
        receivable . . . . . . . . . . . . . . . . .     (  846)     (   796)
       Agents  balances and installment premiums
        receivable from related parties. . . . . . .     (  971)     (   161)
       Premium finance receivables . . . . . . . . .     (  930)           6
       Reinsurance receivables . . . . . . . . . . .     (  439)     (   895)
       Deferred acquisition costs. . . . . . . . . .     (  404)     (   260)
       Other, net. . . . . . . . . . . . . . . . . .        669          306
      Increase (Decrease) in liabilities:
       Unpaid claims, claim settlement expenses and
        claim drafts . . . . . . . . . . . . . . . .      3,756        2,911
       Unearned premiums . . . . . . . . . . . . . .      2,207        1,778
       Deposits by insureds. . . . . . . . . . . . .        505      (   246)
       Other, net. . . . . . . . . . . . . . . . . .        460      (    80)
  Net cash provided by operating activities. . . . .      6,791        3,698
Cash flows from investing activities:
  Purchase of investments:
    Held to maturity . . . . . . . . . . . . . . . .     (2,410)     ( 5,711)
    Available for sale . . . . . . . . . . . . . . .     (5,440)     (11,911)
  Sale of investments:
    Available for sale . . . . . . . . . . . . . . .      3,929        7,542
  Maturity of investments. . . . . . . . . . . . . .        785        1,925
  Net (purchase) sale of short term and other
    investments. . . . . . . . . . . . . . . . . . .      1,042      (   775)
  Purchase of property and equipment . . . . . . . .     (1,176)     (   280)
  Sale of property and equipment . . . . . . . . . .        136           15
  Other, net . . . . . . . . . . . . . . . . . . . .     (  436)         651
    Net cash used in investing activities. . . . . .     (3,570)     ( 8,544)
Cash flows from financing activities:
  Cash dividends paid. . . . . . . . . . . . . . . .     (1,060)     (   764)
  Issuance of common stock . . . . . . . . . . . . .        307          233
  Issuance of preferred stock. . . . . . . . . . . .        -          6,777
  Proceeds from notes payable. . . . . . . . . . . .        750          -
  Payment of notes payable . . . . . . . . . . . . .     (3,275)     ( 1,240)
    Net cash provided by (used in) financing
      activities . . . . . . . . . . . . . . . . . .     (3,278)       5,006
Net increase (decrease) in cash  . . . . . . . . . .     (   57)         160
Cash at beginning of the period. . . . . . . . . . .        184           56
Cash at end of the period. . . . . . . . . . . . . .    $   127     $    216

See accompanying notes to consolidated financial statements.

6
W                       ALSHIRE AND SUBSIDIARIES
N         OTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. The consolidated balance sheet as of September 30, 1995, the consolidated statements of income for the three and nine months ended September 30, 1995 and 1994, and the consolidated statements of cash flows for the nine months then ended have been prepared by Walshire Assurance Company ( the Company ) without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1995 and for all periods presented, have been made.

2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these unaudited consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company s 1994 Annual Report dated March 3, 1995. The results of operation for the period ended September 30, 1995 are not necessarily indicative of the results of operations for the full year.

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

Item 2. Management s Discussion and Analysis of Financial Condition and Results of Operations

Revenues for the three and nine month periods ended September 30, 1995 increased $1.2 million and $4.7 million, or 14.5% and 19.8%, respectively, from revenues for the three and nine month periods ended September 30, 1994. These increases were primarily the results of increases in premiums earned. Direct premiums written increased 13.7% and 27.0% in the three and nine month periods ended September 30, 1995 when compared to the same periods in 1994. The following tables set forth the direct premiums written by the insurance subsidiaries of the
Company for the three and nine month periods ended September 30, 1995 and 1994 by line of business.





                                         (In thousands)
                                 Three months ended September 30,
                                        1995          1994        %Change
          Auto liability        $ 4,532       $ 3,793        19.5%
          Auto physical damage        4,458         4,245         5.0%
          Workers  Compensation         768           531        44.6%
          Inland marine                 545           487        11.9%
          Other                         269           239        12.6%
                 Total             $10,572       $ 9,295        13.7%

                                   (In thousands)
                            Nine months ended September 30,
                                        1995          1994        %Change
          Auto liability        $15,927       $12,207        30.5%
          Auto physical damage       13,540        12,458         8.7%
          Workers  Compensation       3,316         1,092       203.7%
          Inland marine               1,912         1,541        24.1%
          Other                         684           549        24.6%
               Total               $35,379       $27,847        27.0%

Expenses for the three and nine month periods ended September 30, 1995 increased $.6 million and $2.9 million, or 8.3% and 14.3%, respectively, over expenses for the three and nine month periods ended September 30, 1994. The increases were primarily the results of increases in net claims and claim settlement expenses and underwriting, general and administrative expenses, offset, in part, by a decrease in amortization of deferred acquisition costs. Increases in net claims and claim settlement expenses were primarily the result of increases in earned premiums. The statutory loss ratio for the three month period ended September 30, 1995, was 57.7%, a slight decrease from 59.5% for the same period in 1994. The statutory loss ratio for the nine month period ended September 30, 1995 was 59.3%, a slight increase from 58.1% for the same period in 1994. Increases in underwriting, general and administrative expenses were primarily the result of increases in premiums written. The decrease in the amortization of deferred acquisition costs was primarily the result of the increase in ceding commissions, offset, in part, by an increase in net premiums earned. The statutory combined ratio for the three and nine month periods ended September 30, 1995 were 87.3% and 87.1%, a decrease from 91.3% and 91.5% for the three and nine month periods ended September 30, 1994.

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

                                   WALSHIRE ASSURANCE COMPANY
                                   (Registrant)



DATE:  November 6, 1995                 /s/ Kenneth R. Taylor
                                   Kenneth R. Taylor
                                   President and Chief
                                   Executive Officer



DATE:  November 6, 1995                 /s/ Gary J. Orndorff
                                   Gary J. Orndorff
                                   Vice President/Treasurer
                                   and Chief Financial Officer



























