Form 10-K
period 1995-12-31
WALSHIRE ASSURANCE COMPANY
filed 1996-03-28
CIK 818155

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               Form 10-K

                                           (Mark One)
       [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                            For the fiscal year ended December 31, 1995

                                                                       OR

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) For the transition period from __________ to _________

                    Commission file number 0-16267

     _________________________WALSHIRE ASSURANCE COMPANY_____________________
        (Exact name of registrant as specified in its charter)

  _________Pennsylvania__________             _________23-2023240________
  (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                 Identification Number)

    3350 Whiteford Road, P. O. Box 3849, York, PA.              17402-0138
      (Address of principal executive offices)                  (Zip Code)

  Registrant s telephone number, including area code        (717) 757-0000

  Securities registered pursuant to Section 12(b) of the Act:    NONE

     Title of each class      Name of each exchange on which registered

  ________________________   _____________________________________________

  ________________________   _____________________________________________

      Securities registered pursuant to Section 12(g) of the Act:

      Common Stock, par value $.01 per share__________4,066,359_______________
        (Title of class)               (Number of Shares Outstanding
                                          as of February 29, 1995)

      Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (ii) has been
  subject to such filing requirements for the past 90 days.  Yes X    No

       Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

       This aggregate market value of voting stock held by non-affiliates of the Registrant is $48,274,159(1).



  DOCUMENTS INCORPORATED BY REFERENCE

  (Specific sections incorporated are identified under applicable items herein)

       Certain portions of the Company s Annual Report to Shareholders for the year ended December 31, 1995, are incorporated by reference in Parts II and IV of this Report.

       With the exception of the information incorporated by reference in Parts II and IV of this Report, the Company s Annual Report to
  Shareholders for the year ended December 31, 1995, is not to be deemed filed with the Securities and Exchange Commission for any purpose.

       Certain portions of the Company s Proxy Statement to be filed in connection with its 1996 Annual Meeting are incorporated by reference in
  Part III of this Report.

       Other documents incorporated by reference are listed in the Exhibit
  Index.

  ___________________________

  (1) The aggregate dollar amount of the voting stock set forth equals the number of shares of the Company s Common Stock outstanding, reduced by the amount of Common Stock held by officers, directors and shareholders owning in excess of 10% of the Company s Common Stock on February 29, 1996. The information provided shall in no way be construed as an admission that any officer, director or 10% shareholder in the Company may or may not be deemed an affiliate of the Company or that he is the beneficial owner of the shares reported as being held by him, and any such inference is hereby disclaimed. The information provided herein is included solely for recordkeeping purposes of the Securities and Exchange Commission.



























  INDEX


                                                                     PAGE


  PART I


  Item 1.    Business

             General ..............................................     1
             Risk Factors .........................................     2
             Business Written .....................................     4
             Marketing ............................................     4
             Reinsurance ..........................................     5
             Rates ................................................     6
             Claims ...............................................     6
             Liabilities for Unpaid Claims and Claim Settlement
               Expenses ...........................................     6
             Investments ..........................................     7
             Competition ..........................................     9
             Regulation ...........................................     9
             Employees ............................................    11

  Item 2.    Properties ...........................................    11

  Item 3.    Legal Proceedings ....................................    11

  Item 4.    Submission of Matters to a Vote of Security Holders ..    11

  Item 4.1   Executive Officers of the Registrant .................    11




  PART II

  Item 5.    Market for the Registrant s Common Equity and
             Related Stockholder Matters ..........................    12

  Item 6.    Selected Financial Data ..............................    12

  Item 7.    Management s Discussion and Analysis of Financial
             Condition and Results of Operations ..................    12

  Item 8.    Financial Statements and Supplementary Data ..........    12

  Item 9.    Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure ..................    12





  (i)






  INDEX (Continued)


  PAGE


  PART III


  Item 10.   Directors and Executive Officers of the Registrant ...    12

  Item 11.   Executive Compensation ...............................    12

  Item 12.   Security Ownership of Certain Beneficial Owners
             and Management .......................................    13

  Item 13.   Certain Relationships and Related Transactions .......    13




  PART IV


  Item 14.   Exhibits, Financial Statement Schedules and Reports
             on Form 8-K ..........................................    13



























  (ii)


  PART I

  ITEM 1:  BUSINESS

  General

       Walshire Assurance Company ( Company ) is an insurance holding company headquartered in York, Pennsylvania. Through its wholly owned subsidiary, Lincoln General Insurance Company ( Lincoln General ), the Company primarily provides a specialized line of property and casualty insurance principally in Pennsylvania, and to a lesser extent, in Missouri, Georgia, Maryland, Alabama and in certain other states located in the mid-Atlantic, South, Southeastern and Midwest regions of the country. The Company recently organized Comp America Insurance Company
  ( Comp ) as an insurance company in Pennsylvania. Through 1995, no business has been written by Comp.

       The Company principally offers commercial automobile physical damage and liability coverages for trucks, tractors, trailers, buses and other commercial vehicles as well as workers compensation coverages for trucking employees. To a lesser extent, the Company offers certain commercial coverages for cargo in transit and other property, commonly called inland marine coverage, as well as personal automobile physical damage, surety and fidelity coverages. The Company also provides adjusting services for claims covered by the Company and certain third parties, and financing for insurance premiums payable by customers of the Company and others. See Business Written and Claims .

       Since 1991, the Company has offered commercial automobile physical damage and commercial automobile liability coverages as well as surety bonds. In 1992, the Company began to offer personal automobile physical damage insurance, and in 1994, the Company began to offer workers compensation coverages. The following table sets forth the direct premiums written by the Company for the years ended December 31, 1995, 1994 and 1993 by line of business.
                                               (in thousands)
                                          Years Ended December 31,__
                                    __1995_       1994_       1993__
  Auto Liability ............       $24,004     $18,666     $14,860
  Auto Physical Damage ......        18,977      16,740      14,762
  Workers  Compensation .....         5,329       1,864        -
  Inland Marine .............         2,656       2,154       1,385
  Other .....................         1,054         680         497

                                    $52,020     $40,104     $31,504

       For the past several years, the Company s principal strategy has been to position itself within its geographical markets as a consistent and reliable provider of commercial automobile coverages for the transportation industry. The Company believes that it has been able to operate successfully in the commercial automobile market due to five principal factors: (i) the Company s comprehensive knowledge of the transportation industry and the geographical markets in which the Company operates, which enables the Company to be more selective of the risks it underwrites and to settle claims within reasonable amounts, (ii) the Company s nineteen-year record of operations, which evidences the Company s willingness and ability to provide a consistent market for

  1

  commercial automobile coverages, (iii) the Company s strong agency force, which the Company has been able to build through careful selection, (See
   Business-Marketing), (iv) the Company s reputation for service, which the Company has been able to build through an agency force that is knowledgeable of the trucking industry and a claims department and adjusters which settle claims relatively quickly, and (v) the Company s degree of automation, which management believes is unusual for a company of its size and which permits prompt and efficient service to policyholders and agents.

       The Company is a Pennsylvania corporation organized in December, 1976. The Company s principal executive offices are located at 3350 Whiteford Road, P. O. Box 3849, York, Pennsylvania 17402-0138, telephone
  (717) 757-0000. Unless the context otherwise requires, the Company refers to Walshire Assurance Company and its consolidated subsidiaries.

  Risk Factors

       In analyzing whether to make or to continue an investment in the Company, investors should consider carefully all the information contained or incorporated by reference in this Annual Report on Form 10-K and, in particular, the following:

       Importance of Key Individual.  The continued participation of Kenneth
  R. Taylor, its President and Chief Executive Officer is important to the Company s business. The Company has entered into an employment agreement with Mr. Taylor, expiring in 1997, which contains, among other things, a covenant not to compete during the term of the agreement and for one year thereafter. Although Mr. Taylor may voluntarily terminate his employment under this agreement, he has no present intention to do so. Mr. Taylor devotes such time to the Company as he believes is appropriate, although his employment agreement provides that he is not required to devote his entire business time to the Company. The loss of the services of Mr. Taylor could adversely affect the Company s business. The Company does not maintain key-man life insurance on Mr. Taylor. See - Item 10:
  Directors and Executive Officers of the Registrant  and  Item 11:
  Executive Compensation .

       Importance of Key Agent. During 1995, 1994 and 1993, one of the Company s agents accounted for 23%, 24% and 30%, respectively, of the total premiums written by the Company. The loss of this agent could adversely affect the Company s business. See Item 1: BUSINESS - Marketing .

       Restrictions on Dividends and Other Distributions from Insurance Subsidiaries. One of the Company s sources of cash with which to pay dividends on its outstanding securities is dividends from Lincoln General and Comp ( Insurance Subsidiaries ). The Insurance Subsidiaries are subject to state laws which restrict the amount of dividends and other distributions they may pay. As of December 31, 1995, the Insurance Subsidiaries had $3,238,000 available for the payment of dividends to the Company, without the prior approval of insurance regulatory authorities. The Insurance Subsidiaries are also subject to risk-based capital requirements which may further restrict their ability to pay dividends. See Item 1: BUSINESS - Regulation and Note 11 of the Notes to Consolidated Financial Statements, incorporated by reference.

  2
       Regulation. Insurance companies are subject to the supervision, laws and regulations of the states in which they transact business. These laws and regulations cover many aspects of their business, including licensure, the payment of dividends, the establishment of premium rates, the settlement of claims, the transfer of control and the requirement to participate in assigned risk pools. Certain changes in such laws and regulations could have a material adverse effect on the operations of insurance companies, including the Company. Specific regulatory developments which could have a material adverse effect on the operations of the insurance industry include, but are not limited to, the potential repeal of the McCarran-Ferguson Act (which exempts insurance companies from a variety of federal regulatory requirements) and possible rate rollback legislation. In addition, the administration of such regulations is vested in state agencies which have broad powers and are concerned primarily with the protection of policyholders. Under the Pennsylvania Insurance Company Law, subject to certain exceptions, no person may make an offer to acquire control (as defined by statute) or acquire control of the Company without the prior approval of the Pennsylvania Insurance Department. Control is presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote, or holds proxies representing 10% or more of the voting securities of the Company. See
   Item 1:  BUSINESS - Regulation .

       Competition: The property and casualty insurance industry is highly competitive on the basis of both price and service. There are numerous companies competing for business in the geographic markets in which the Company operates, and no single company dominates. See Item 1: BUSINESS
  - Competition .

       Reinsurance. The Company relies upon reinsurance agreements to limit its maximum net loss from large single risks or risks in concentrated areas, and to increase its capacity to write insurance. Reinsurance does not relieve the primary insurer from liability to its policyholders. To the extent that a reinsurer may be unable to pay losses for which it is liable under the terms of a reinsurance agreement, the Company is exposed to the risk of continued liability for such losses. However, the Company requires all of its reinsurers to have a Best s rating of A (Excellent ) or better. Additional premiums incurred under certain reinsurance arrangements as a result of catastrophic events could adversely affect the profitability of the Company. See Item 1: BUSINESS - Reinsurance .

  Certain Provisions of the Company s Articles of Incorporation and Bylaws. The Company s Articles of Incorporation and Bylaws provide, among other things, that (i) the Board of Directors may, without further action of the shareholders of the Company, issue up to 2,000,000 shares of preferred Stock with such terms as may be determined by the Board of Directors, subject to certain limitations; (ii) directors are to be elected to staggered three-year terms; (iii) directors may only be removed by a vote of shareholders entitled to cast at least 75% of the votes that all shareholders are entitled to cast thereon and, in certain cases only for cause; (iv) there is no cumulative voting for the election of directors; and (v) any proposed amendment to the Company s Articles of Incorporation or Bylaws, which is not approved by the Board of Directors, must be approved by the vote of shareholders entitled to cast at least 75% of the votes that all shareholders are entitled to cast thereon. Pursuant to these provisions, the Company issued 141,700 shares of 6 1/2% Cumulative Convertible Preferred Stock with certain

  3
  preferred and special rights. These provisions could adversely affect the rights of the holders of 6 1/2% Cumulative Convertible Preferred Stock and Common Stock and may have the effect of discouraging offers to acquire the Company. In addition, as a result of the super-majority voting provisions relating to an amendment of the Company s Articles of Incorporation and Bylaws and the percentage of the outstanding shares of the Company s Common Stock that certain directors and/or officers of the Company beneficially own, such directors and/or officers will be able to defeat any amendment to such Articles or Bylaws not approved by them. No dividends may be declared or paid with respect to the Common Stock until all accrued dividends on the 6 1/2% Cumulative Convertible Preferred Stock have been paid or set apart for payment. Copies of the Company s Articles of Incorporation and Bylaws are on file with the Securities Exchange Commission.

  Business Written

       Insurance underwriting opportunities are evaluated, and the decision to write a particular risk is made, by the underwriting department of the Company or by the Company s agents, subject in the latter case to final approval by the underwriting department. The decision to write a particular risk is based on a number of factors, including the experience and past claims of the insured, the value and type of property to be insured and the type and location of the operation conducted by the insured.

       The following table sets forth direct premiums written, net premiums earned and the combined ratio of the Company for the last three fiscal years. The combined ratio is a traditional measure of underwriting profitability. The ratio is the sum of (i) the ratio of incurred losses and associated expenses to net premiums earned ( loss ratio ) and (ii) the ratio of expenses incurred for commissions, premium taxes, administrative and other underwriting expenses to net premiums written ( expense ratio ). When the combined ratio is under 100%, underwriting results are generally considered profitable. Conversely, when the combined ratio is over 100%, underwriting results are generally considered unprofitable. The combined ratio does not reflect investment income, federal income taxes or other non-operating income or expenses.

                                       (in thousands, except percentages)
                                             Years Ended December 31,___
                                           1995_       1994_       1993_

  Gross premiums written .............   $52,138     $40,199     $31,583
  Net premiums earned ................    36,191      28,848      22,511
  Combined ratio (1) .................       87%         89%         90%

       In February 1995, the Company received its current rating A+ (Superior) from A. M. Best Company. Best s ratings are based upon factors relevant to policyholders and are not necessarily directed toward the protection of investors.

  Marketing

       The Company s insurance services are marketed through approximately 360 independent insurance agents. The Company selects agents based on
  _________________________
    (1) Combined ratios have been calculated in accordance with accounting principles prescribed or permitted by state regulatory agencies.
  4
  their comprehensive knowledge of the industries to which the Company provides insurance coverages and the Company s product markets, including in particular the transportation industry, and of the geographic market in which the agents operate. During 1995, one of the Company s agents accounted for 23% of the total premiums written by the Company and another agent accounted for 6% of the total premiums written by the Company. See Item 13: Certain Relationships and Related Transactions .

       The Company continually monitors and evaluates each agent s performance in terms of premiums written and loss experience. The Company maintains a contingent commission program for its agents. Under this program, certain agents, who underwrite specific amounts of insurance, are entitled to receive additional commissions based upon the profitability to the Company of the business placed by the particular agent. For 1995, aggregate contingent commissions represented 7% of all commissions for such year. The Company believes this program helps it to retain quality agents and encourages those agents to generate profitable business for the Company.

  Reinsurance

       The Company reinsures a portion of its exposure by paying to reinsurers a portion of the premiums received on all policies. Insurance is ceded primarily to reduce the net liability on individual risks and to protect against catastrophic losses. Although reinsurance does not legally discharge an insurer from its primary liability for the full amount of the coverage, it does make the assuming reinsurer liable to the insurer to the extent of the losses reinsured.

       The Company maintains excess catastrophe reinsurance covering commercial automobile physical damage and inland marine losses and excess loss reinsurance covering commercial automobile physical damage and inland marine losses occurring at a terminal.

       Pursuant to another reinsurance treaty, the Company maintains excess of loss reinsurance covering commercial automobile liability losses.
  Under this treaty, the Company s maximum loss exposure on any one loss occurrence (at a maximum coverage of $1,000,000) is $250,000. The Company also maintains contingency excess of loss reinsurance covering commercial automobile liability losses in excess of $1,000,000 (to a maximum of $3,000,000).

       The Company also maintains excess of loss reinsurance covering non-trucking automobile liability losses. Under this treaty, the Company s maximum loss exposure on any one risk (at a maximum coverage of $1,000,000) is $250,000. Also the Company maintains excess of loss reinsurance covering extraordinary medical benefit losses. Under this excess of loss reinsurance treaty, the Company s maximum loss exposure on any one risk (at a maximum coverage of $1,000,000) is $250,000. The Company reinsures all loss exposures in excess of the maximum loss exposure under each of these liability loss reinsurance treaties.

       Pursuant to another reinsurance treaty, the Company maintains excess of loss reinsurance covering workers compensation losses. Under this treaty, the Company retains $250,000 of each occurrence. Losses in excess of $250,000 to a limit of $5,000,000 are reinsured. Any loss in excess of $5,000,000 is the obligation of the Company.
  5
       The Company s policy is to maintain reinsurance only with insurance companies with a Best s rating A (Excellent) or better. The Company generally has experienced little difficulty in obtaining reinsurance or in receiving timely payment from its reinsurers. The Company does not believe allowances for potentially uncollectible reinsurance are needed.

       For further information relating to the Company s reinsurance arrangement, see Note 2 of the Notes to Consolidated Financial Statements.

  Rates

        The Company develops its rate structure from various sources. For some of the Company s products, rates are derived from rating bureaus such as the Insurance Services Office ( ISO ), the National Council on Compensation Insurance ( NCCI ), the American Association of Insurance Services ( AAIS ) and the Surety Association of America ( SAA ). When developing rates utilizing material provided by these organizations, the Company will use the rates promulgated by the bureau or it will apply its own expense and profit factors to the specific organization-generated loss costs. For other products, the Company has developed its own rate structure independent of any rating bureau. All necessary rate changes requiring approval are submitted to the appropriate regulatory authorities for review and approval prior to use.

  Claims

       All claims operations, including review of initial reports of claims and the determination of liability amounts, are conducted by the Company s claims department. The Company employs a staff of attorneys and adjusters specializing in the transportation industry for the purpose of adjusting claims covered by the Company and certain third parties. The Company believes that by using attorneys and adjusters with an expertise in the transportation industry, it is able to settle claims within a relatively short period of time and within reasonable amounts. When appropriate, the Company also uses outside attorneys and adjusters.

  Liabilities for Unpaid Claims and Claim Settlement Expenses

       The Company maintains liabilities for future payments of claims and claim settlement expenses. Claim liabilities are estimates of the ultimate amount that will be required to be paid for claims and consist of reported claims and incurred but not reported claims. Claim settlement expense liabilities are intended to cover the estimated costs of settling all claims, including investigation and litigation costs, and are determined on the basis of historical experience.

       The amount of claim liabilities for reported claims is based upon an evaluation of the type of risk involved, knowledge of the specific circumstances surrounding each claim and the policy provisions relating to the type of claim. Claim liabilities for incurred but not reported claims are calculated based upon historical experience and current conditions. Liabilities for unpaid claims are closely monitored and are recomputed periodically by the Company using updated information on reported claims.

  6

       Prior to 1994, the majority of the insurance written by the Company was on property risks. Property claims tend to be reported quickly and generally are settled within a relatively short period of time compared to other lines of business. As a result of this short tail , the Company was not required to monitor and recompute liabilities for unpaid claims over an extended period of time on these coverages. Moreover, because of the relatively short period of time within which these claims are settled, the effect of inflation on loss development was not significant. In 1992, the Company began to write more liability coverages, and in 1994, the majority of the business written by the Company was liability coverages. As a result, the Company is required to monitor liabilities for unpaid claims over a longer period of time than was the case when the Company principally wrote property coverages. To date, the Company has not had to make significant recomputations for unpaid claims and the effect of inflation has not been significant.

       The following table sets forth the unpaid claims, claim settlement expenses and claims drafts outstanding as of December 31, 1995, 1994 and 1993, and the age of such claims based upon the date the claim occurred.

                                                (in thousands)
                                           Years Ended December 31,___
                                         1995        1994        1993
  Unpaid claims, claim settlement
    expenses and claims drafts
    outstanding at end of period..     $20,153     $14,292     $11,764

  Age of unpaid claims, claim
    settlement expenses and claims
    drafts outstanding at end of
    period:

    Zero to three months .........     $ 4,836     $ 3,314     $ 4,650
    Three to six months ..........       2,579       1,297       3,247
    Six months to one year .......       3,639       2,980       1,698
    Over one year ................       9,099       6,701       2,169

  Investments

       The following table sets forth the classification of the Company s investment portfolio as of December 31, 1995, 1994, and 1993. As of December 31, 1995, less than 4% of the debt securities in the Company s investment portfolio were considered below investment grade, principally because such securities were not rated.

                                   (in thousands, except percentages)
                                               December 31,_______________
                                   1995_____      1994_____      1993_____
                              Amount Percent Amount Percent Amount Percent

  Held to Maturity:
    Fixed Maturities:
      U.S. Treasury securi-
       ties and obligations
       of U.S. government
       corporations and
       agencies ...........   $ 4,141    7%  $ 1,629    3%  $  -       -%

  7

      Obligations of
       states and political
       subdivisions .......    11,076   19    14,879   30    13,283   33

      Total held to
       maturity (1) .......    15,217   26    16,508   33    13,283   33

  Available for sale:
   Fixed Maturities:
     U.S. Treasury securi-
     ties and obligations
     of U.S. government
     corporations and
     agencies .............     4,594    8     4,988   10     3,446    9
    Obligations of states
     and political subdi-
     visions ..............    20,981   36    14,939   30    11,039   27
    Debt securities issued
     by foreign govern-
     ments ................        35    -        35    -        35    -
    Corporate securities ..     1,605    3     1,702    3     1,105    3

      Total fixed
      maturities (2) ......    27,215   47    21,664   43    15,625   39

   Equity securities (3) ..     8,720   15     7,611   15     6,076   15

      Total available
      for sale ............    35,935   62    29,275   58    21,701   54
  Mortgage loans ..........       116    -       124    -       132    -

  Other investments .......     1,751    3       744    1       770    2

  Short term
   investments (4) ........     5,191  _ 9     3,889  _ 8     4,438  _11

      Total investments ...   $58,210  100%  $50,540  100%  $40,324  100%

  _________________________
   (1) Securities held to maturity are valued at cost, which has been adjusted for amortization of discount or premium. Total fair value of securities held to maturity was $15,712 at December 31, 1995, $16,140 at December 31, 1994 and $13,922 at December 31,
       1993.
  (2) Beginning in 1994, fixed maturities available for sale are valued at fair value. Prior to 1994, fixed maturities available for sale were valued at the lower of aggregate amortized cost or fair value. Total amortized cost of fixed maturities available for sale was $27,007 at December 31, 1995 and $22,588 at December 31, 1994. Total fair value of fixed maturities available for sale was $15,885 at December 31, 1993.
  (3) Equity securities are valued at fair value. Total costs of equity securities were $8,189 at December 31, 1995, $8,263 at December 31, 1994 and $5,164 at December 31, 1993.
  (4) Short-term investments are valued at cost, which approximates fair value.

  8

       The following table sets forth the maturities of the Company s investment portfolio of fixed maturities as of December 31, 1995.

                                                     (in thousands
                                                  except percentages)
                                                   December 31, 1995_
                                                  Amount      Percent

  Due in one year or less ...................    $ 1,534         4%

  Due after one year through five years .....     14,367        34

  Due after five years through ten years ....     14,017        33

  Due after ten years .......................     12,514        29

  Totals                                         $42,432       100%

       Mercantile Safe Deposit & Trust Company, Baltimore, Maryland, acts as investment adviser to the Company in connection with its fixed income investment portfolio.

  Competition

       The property and casualty insurance industry is highly competitive on the basis of both price and service. There are numerous companies competing for business in the geographic markets in which the Company operates, and no single company dominates. Some of the Company s competitors are national in scope and some have substantially greater financial resources than those of the Company. The Company believes it has been able to compete successfully by providing a consistent market for commercial automobile coverages and by providing quality service through agents and a staff who are knowledgeable of the transportation industry.

  Regulation

       Insurance companies are subject to supervision and regulation in the states in which they transact business. Such supervision and regulation relates to numerous aspects of an insurance company s business and financial condition. The primary purpose of such regulation is the protection of policyholders. The extent of such regulation varies, but generally derives from state statutes which delegate regulatory, supervisory and administrative authority to state insurance departments. The authority of state insurance departments includes licensing of insurers and agents, approval of policy forms, establishment of standards of solvency for insurers, adoption of rules governing investments and premium rates for property and casualty insurance, and adoption of rules governing provisions for current losses and future liabilities and deposits of securities for the benefit of policyholders. State insurance departments also conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports relating to the financial condition of insurance companies.

       The majority of the states in which the Company does business and proposes to do business have guaranty fund laws under which insurers

  9
  doing business in such states can be assessed on the basis of premiums written by the insurer in those states in order to fund policyholder liabilities of insolvent companies. In general, under these laws, an insurer is subject to assessment, depending upon its market share of a given line of business, to assist in the payment of certain policyholders claims against insolvent insurers. The Company has made accruals for its portion of assessments related to such insolvencies based upon the most current information furnished by the guaranty associations. During the year ended December 31, 1995, the amount of such insolvency assessments paid by the Company was not material.

       The property and casualty insurance industry continues to receive a considerable amount of publicity. New regulations and legislation are being proposed to roll back premium rates, to limit damage awards, to control plaintiffs counsel fees, to bring the industry under regulation by the federal government and to control premiums, policy terminations and other policy terms. It is not possible to predict whether, in what form or in which jurisdictions these proposals might be adopted or the effect, if any, on the Company.

       Under Pennsylvania law, the Company, as the insurance holding company for the Insurance Subsidiaries, is subject to various registration and periodic reporting requirements. In addition, the Insurance Subsidiaries are subject to various restrictions on the amount of dividends they may pay to the Company. Under Pennsylvania law, the Insurance Subsidiaries are permitted to pay, without the prior approval of the Pennsylvania Insurance Commissioner, cash or property dividends to the Company within any twelve month period in an amount up to the greater of (i) 10% of the Insurance Subsidiaries surplus as shown in its most recent annual statement on file with the Pennsylvania Insurance Department, or (ii) the net investment income earned, excluding net realized capital gains or losses, shown in such statement. The Pennsylvania Insurance Company Law also provides that the Insurance Subsidiaries may pay dividends to the Company only from its profits as determined by statute.

       Effective December 31, 1994, the National Association of Insurance Companies (NAIC) required insurance companies to calculate and report information under a risk-based capital formula. Risk-based capital requirements are intended to allow insurance regulators to identify inadequately capitalized insurance companies based upon the type and mixture of risks inherent in the company s operations. The formula includes components for asset risk, liability risk, and other factors. As of December 31, 1995, the Insurance Subsidiaries are above required capital levels.

       Under the Pennsylvania Insurance Company Law, without the prior approval of the Pennsylvania Insurance Department, subject to certain exceptions, no person (other than the Company) may: (i) make a tender offer for or a request or invitation for tenders of, or enter into any agreement to exchange securities or seek to acquire or acquire in the open market or otherwise, any voting security of the Company if, after the consummation thereof, such person would directly or indirectly, or by conversion or by exercise of any right to acquire, be in control of the Company, or (ii) enter into an agreement to merge with or otherwise to
  acquire control of the Company.   Control  is defined as the possession,
  direct or indirect, of the power to direct or cause the direction of the management and policies of a person, whether through

  10
  the ownership of voting securities, by contract (other than a commercial contract for goods or non-management services) or otherwise, unless the power is the result of an official position with or corporate office held by the person. Control is presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote or holds proxies representing 10% or more of the voting securities of the Company. Such presumption may be rebutted upon a showing that control does not exist. The term voting security includes any security convertible into or evidencing a right to acquire a voting security. As a condition to approval, the Pennsylvania Insurance Department may require that such offer remain open a specified minimum length of time, permit certain withdrawals of shares deposited in connection with such offer and require pro rata acceptance of any shares deposited pursuant to the offer.

  Employees

       As of December 31, 1995 the Company had approximately 110 employees. None of the employees of the Company is covered by a collective bargaining contract. The Company believes that its employee relations are excellent.

  ITEM 2:  PROPERTIES

       The Company s headquarters are located in a 25,000 square foot building in York, Pennsylvania, which is owned by the Company.

  ITEM 3:  LEGAL PROCEEDINGS

       The Company currently is a party to certain lawsuits arising in the ordinary course of its business. The Company believes that none of its current legal proceedings would, if adversely determined, have a material effect on its business or financial condition.

  ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None

  ITEM 4.1:  EXECUTIVE OFFICERS OF THE REGISTRANT

       Set forth below is certain information concerning the executive officers of the Company who are not also directors.

          Name               Age       Position with the Company

  Gary J. Orndorff           38        Vice President-Treasurer and Chief
                                        Financial Officer of the Company
                                        and Lincoln General

  Richard S. Kahlbaugh       35        General Counsel of the Company and
                                         Secretary of Lincoln General

  Glenn E. Sell, Jr.         52        Vice President-Underwriting of
                                         Lincoln General

       Mr. Orndorff was elected Vice President-Treasurer and Chief Financial Officer of the Company and of Lincoln General in May, 1989. Mr. Orndorff joined the Company in August, 1986.

  11
  Mr. Kahlbaugh was elected Secretary of Lincoln General in February,
  1996. Mr. Kahlbaugh joined the Company in July, 1992. Prior thereto, Mr. Kahlbaugh was an attorney with Ford New Holland, Inc.

       Mr. Sell was elected Vice President-Underwriting of Lincoln General in June, 1987. Mr. Sell joined the Company in January, 1987.

           PART II

                     ITEM 5: MARKET FOR THE REGISTRANT S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       Incorporated by reference from the section entitled Quarterly Common Stock Prices and Cash Dividends Per Share in the Company s Annual Report to Shareholders for the year ended December 31, 1995.

  ITEM 6:  SELECTED FINANCIAL DATA

       Incorporated by reference from the section entitled Financials at a Glance in the Company s Annual Report to Shareholders for the year ended December 31, 1995.

  ITEM 7:  MANAGEMENT S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

       Incorporated by reference from the section entitled Management s Discussion and Analysis of Financial Condition and Results of Operations in the Company s Annual Report to Shareholders for the year ended December 31, 1995.

  ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       Incorporated by reference from the Company s Financial Statements, the notes thereto, and the independent auditors report included in the Company s Annual Report to Shareholders for the year ended December 31, 1995.

  ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE

       None

  PART III

 ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       Incorporated by reference from the Company s 1996 proxy statement to be filed pursuant to General Instruction G(3) to the Form 10-K,except information concerning certain Executive Officers of the Company which is set forth in Item 4.1 hereof.

  ITEM 11.  EXECUTIVE COMPENSATION

       Incorporated by reference from the Company s 1996 proxy statement to be filed pursuant to General Instruction G(3) to the Form 10-K.



  12

  ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       Incorporated by reference from the Company s 1996 proxy statement to be filed pursuant to General Instruction G(3) to the Form 10-K.

  ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       Incorporated by reference from the Company s 1996 proxy statement to be filed pursuant to General Instruction G(3) to the Form 10-K.

  PART IV

  ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
            ON FORM 8-K

       I.  Documents filed as part of this report:

      A. Financial Statements. The following consolidated financial statements and the notes thereto of Walshire Assurance Company, which are included in the Company s Annual Report to Shareholders for the year ended December 31, 1995, have been incorporated by reference into Item 8 of this Report on Form 10-K. The Independent Auditors Report, which covers the Company s financial statement schedules, appears on page A-1 of this Report on Form 10-K.

            Consolidated Balance Sheets -
                December 31, 1995 and 1994.

            Consolidated Statements of Income -
                Years ended December 31, 1995, 1994 and 1993.

            Consolidated Statements of Shareholders  Equity -
                Years ended December 31, 1995, 1994 and 1993.

            Consolidated Statements of Cash Flows -
                Years ended December 31, 1995, 1994 and 1993.

            Notes to Consolidated Financial Statements

       B.  Schedules.

                   Independent Auditors  Report on Schedules        A-1

               I.  Summary of Investments Other Than
                    Investments in Related Parties -
                    December 31, 1995.                              A-2

              II.  Condensed Financial Information of Registrant -
                    December 31, 1995 and 1994 and Years
                    ended December 31, 1995, 1994 and 1993          A-3

                                III.  Supplementary Insurance Information -
                    Years Ended December 31, 1995, 1994 and 1993    A-6

              IV.  Reinsurance -
                    Years Ended December 31, 1995, 1994 and 1993    A-7


  13

                                  V.  Valuation and Qualifying Accounts -
                    Years Ended December 31, 1995, 1994 and 1993.   A-8

       All other schedules not listed have been omitted since the required information is included in the financial statements or the notes thereto, or is not applicable or required.

       C.  Exhibits filed pursuant to Item 601 of Regulation S-K.
  (Management contracts and compensation plans or arrangements are indicated by (*)).

          (1) 3.1 Amended and Restated Articles of Incorporation of the Company.

          (1)  3.2  Bylaws of the Company.

          (5)  3.3  Statement with Respect to 6 1/2% Cumulative
                    Convertible Preferred Stock.

          (1)  4.1  Specimen Common Stock Certificate of the Company.

          (5)  4.2  Specimen Preferred Stock Certificate of the Company.

      (*) (1) 10.1  The Company s 1987 Stock Option Plan.

      (*) (1) 10.2  The Company s Employee Stock Purchase Plan.

      (*) (5) 10.4  Second Amended and Restated Employment Agreement,
                    dated June 22, 1992, between the Company and Kenneth
                    R. Taylor

      (*) (2) 10.6  The Company s 1990 Stock Option Plan for Non-Employee
                    Directors.

          (3) 10.7 Mortgage and Note, dated July 10, 1989, between Walshire Assurance Company and Gary J. Orndorff

      (*) (3) 10.8  Walshire Assurance Company Master 401(k) Plan and
                    Trust

          (6) 10.10 Term Loan Agreement, dated January 25, 1995, between the Company and Mercantile Pennsylvania Corporation.

          (5) 10.11 Lincoln General Insurance Company Quota Share
                    Fire-Burglary/Theft Reinsurance Contract

          (4) 10.19 Lincoln General Insurance Company Bond Quota Share Reinsurance Agreement

      (*) (1) 10.22 Form of Director s Stock Option Agreement.

          (7) 11.1  Computation of Per Share Earnings

          (7) 13.1 Annual Report to Shareholders for the year ended December 31, 1995 (such report, except for those portions expressly incorporated by reference in this Report on Form 10-K, is furnished for the information

           14

                    of the Commission and is not to be deemed filed as part of this Report on Form 10-K).

          (5) 21.1  Subsidiaries of the Company.

          (7) 23.1  Consent of KPMG Peat Marwick LLP

  _________________________
          (1) Incorporated by reference from the Company s Registration Statement on Form S-1, and all amendments thereto, (Registration No. 33-15549), which was declared effective on September 3, 1987.

          (2) Incorporated by reference from the Company s Form 10-K (Commission File No. 0-16267), dated March 28, 1990.

          (3) Incorporated by reference from the Company s Form 10-K (Commission File No. 0-16267), dated March 28, 1991.

          (4) Incorporated by reference from the Company s Form 10-K (Commission File No. 0-16267), dated March 26, 1992.

          (5) Incorporated by reference from the Company s Form 10-K (Commission File No. 0-16267), dated March 28, 1994.

          (6) Incorporated by reference from the Company s Form 10-K (Commission File No. 0-16267), dated March 27, 1995.

          (7) Filed herewith.

         II.  Reports on Form 8-K.

         No reports on Form 8-K were filed during the quarter ended December 31, 1995.
























  15



  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              WALSHIRE ASSURANCE COMPANY

  Date:  March 25, 1996                   BY: /s/ KENNETH R. TAYLOR_ _____
                                              KENNETH R. TAYLOR,
                                              President and Chief
                                              Executive Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 25, 1996.

  SIGNATURES                           TITLE

  /s/ CHARLES W. HASH, SR.____
  CHARLES W. HASH, SR.                 Chairman of the Board of Directors

  /s/ KENNETH R. TAYLOR_______
  KENNETH R. TAYLOR                    President & Chief Executive Officer
                                         (Principal Executive Officer)

  /s/ GARY J. ORNDORFF________
  GARY J. ORNDORFF                     Vice President/Treasurer (Principal
                                       Financial and Accounting Officer)

  /s/ PETER D. BENNETT________
  PETER D. BENNETT                     Director

  /s/ JOHN J. BUCHAN, JR._____
  JOHN J. BUCHAN, JR.                  Director

  /s/ CHARLES W. HASH, JR.____
  CHARLES W. HASH, JR.                 Director

  /s/ L. EDWARD SAUSMAN, JR.__
  L. EDWARD SAUSMAN, JR.               Director

  /s/ WILLIAM R. TIERNEY, JR._
  WILLIAM R. TIERNEY, JR.              Director










           16










           Independent Auditors  Report





  The Board of Directors and Shareholders
  Walshire Assurance Company:

  Under date of February 29, 1996, we reported on the consolidated balance sheets of Walshire Assurance Company and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, shareholders equity, and cash flows for each of the years in the three-year period ended December 31, 1995, as contained in the 1995 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1995. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statements schedules as listed at Item 14B. These financial statement schedules are the responsibility of the Company s management. Our responsibility is to express an opinion on these financial statements schedules based on our audits.

  In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



                                           KPMG Peat Marwick LLP


  February 29, 1996















                                                                     Schedule I
  WALSHIRE ASSURANCE COMPANY
  AND SUBSIDIARIES

           Summary of Investments Other Than
  Investments in Related Parties

           December 31, 1995
   (in thousands)

                                                          Amount at which
                                                   Fair     shown in the
  Type of Investment                    Cost__     Value_   balance sheet_
   Held to Maturity:
    Fixed maturities:
     U. S. Government and Agencies.    $ 4,141    $ 4,246      $ 4,141
     States and political
      subdivisions ................     11,076     11,466       11,076

      Total held to maturity ......     15,217     15,712       15,217

   Available for sale:
    Fixed maturities:
     U. S. Government and Agencies.      4,499      4,594        4,594
     States and political
      subdivisions ................     20,783     20,981       20,981
     Foreign governments ..........         35         35           35
     Corporate securities .........      1,690      1,605        1,605

      Total fixed maturities ......     27,007     27,215       27,215
    Equity securities:
     Common Stocks:
      Public Utilities ............         97        168          168
      Banks, trusts and insurance
       companies ..................      2,629      3,341        3,341
      Industries, miscellaneous
       and all other ..............      4,331      4,095        4,095
     Non-redeemable preferred
      stock........................      1,132      1,116        1,116

      Total equity securities .....      8,189      8,720        8,720

      Total available for sale ....     35,196     35,935       35,935

   Short-term investments .........      5,191      5,191        5,191

   Other investments ..............      1,867      1,867        1,867

                                       $57,471    $58,705      $58,210




                     Schedule II

  WALSHIRE ASSURANCE COMPANY
  AND SUBSIDIARIES

           Condensed Financial Information of Registrant

           Walshire Assurance Company

           Balance Sheets
    (Parent Company)

           December 31

                                                       (in thousands,
                                                   except per share data)

                                                      1995        1994
  Assets:
    Investments:
      Available for sale:
        Fixed maturates . . . . . . . . . . . .    $ 1,430      $ 1,155

        Equity securities . . . . . . . . . . .      4,034        3,788
      Short-term investments. . . . . . . . . .        368          188
      Other investments . . . . . . . . . . . .      1,857          858
        Total investments . . . . . . . . . . .      7,689        5,989
    Cash. . . . . . . . . . . . . . . . . . . .         45           83
    Receivable from subsidiaries. . . . . . . .        897        2,293
    Investment in subsidiaries. . . . . . . . .     40,344       33,827
    Property and equipment, net . . . . . . . .        786          272
    Other assets. . . . . . . . . . . . . . . .        369          103
        Total assets. . . . . . . . . . . . . .    $50,130      $42,567

  Liabilities
    Notes payable . . . . . . . . . . . . . . .    $ 3,731      $ 2,401
    Other liabilities . . . . . . . . . . . . .        385          152
        Total liabilities . . . . . . . . . . .      4,116        2,553
  Shareholders  equity:
    Preferred stock, par value $.01 per
      share; 2,000 shares authorized;
      142 shares issued; 138 and 142
      shares outstanding . . . . . .  . . . . .          1            1
    Common stock, par value $.01 per
      share; 10,000 shares authorized;
      4,064 and 3,638 shares issued and
      outstanding . . . . . . . . . . . . . . .         41           36
    Additional paid-in capital. . . . . . . . .     31,918       25,751
    Unrealized gain (loss) on investments
      available for sale of parent and
      subsidiaries (net of deferred taxes of
      $181 and $(534). .. . . . . . . . . . . .        558      ( 1,042)
    Retained earnings . . . . . . . . . . . . .     13,496       15,268
        Shareholders  equity. . . . . . . . . .     46,014       40,014
        Total liabilities and
          shareholders  equity. . . . . . . . .    $50,130      $42,567


  See notes to consolidated financial statements.

           A-3
                    Schedule II
                    (continued)


  WALSHIRE ASSURANCE COMPANY
  AND SUBSIDIARIES


           Condensed Financial Information of Registrant


           Walshire Assurance Company

           Statements of Income
  (Parent Company)

           Years Ended December 31


                                                  (in thousands)
                                            1995       1994       1993
  Revenues:
    Net investment income . . . . . .     $   949    $   479    $ 1,352
    Net realized gains on
      investments . . . . . . . . . .         160        539        459
    Management fees:
      Subsidiaries. . . . . . . . . .         247        216        173
      Other . . . . . . . . . . . . .         -          -           32
    Other . . . . . . . . . . . . . .           9        -          -

        Total revenues. . . . . . . .       1,365      1,234      2,016

  Expenses:
    General and administrative. . . .       1,109      1,004        794
    Interest. . . . . . . . . . . . .         247        193        332

        Total expenses. . . . . . . .       1,356      1,197      1,126

  Income before (recovery of)
    income taxes and equity in
    net income of subsidiaries. . . .           9         37        890
  (Recovery of) income taxes. . . . .      (  176)    (   74)         3


  Income before equity in net
    income of subsidiaries. . . . . .         185        111        887
  Equity in net income of
    subsidiaries, including
    $61,000 in 1993 from the
    cumulative effect of the
    change in accounting for
    income taxes. . . . . . . . . . .       5,298      3,677      1,732

  Net income. . . . . . . . . . . . .     $ 5,483    $ 3,788    $ 2,619


  See notes to consolidated financial statements.

  Schedule II
  (continued)

  WALSHIRE ASSURANCE COMPANY AND SUBSIDIARIES


  Condensed Financial Information of Registrant

  Walshire Assurance Company

  Statement of Cash Flow
  (Parent Company)

  Years ended December 31

                                                      (in thousands)
                                                 1995      1994     1993


  Cash flows from operating activities:
    Net income . . . . . . . . . . . . . . .   $ 5,483  $  3,788  $ 2,619
    Equity in net income of subsidiaries . .    (5,298)  ( 3,677)  (1,732)
    Receivable from subsidiaries . . . . . .     1,396     1,553   (  640)
    Other. . . . . . . . . . . . . . . . . .    (   76)  (   661)  (  177)

  Net cash provided by operating activities.     1,505     1,003       70

  Cash flows from investing activities:
    Purchase of investments. . . . . . . . .    (5,314)  (15,630)  (8,994)
    Sale or maturity of investments. . . . .     4,275    13,575    9,306
    Decrease (increase) in investment in
      subsidiaries . . . . . . . . . . . . .    (1,218)      968   (  181)
    Capital contribution to subsidiaries . .       -     ( 4,725)     -
    Other, net . . . . . . . . . . . . . . .       470   (   717)  (   10)

  Net cash provided by (used in) investing
    activities . . . . . . . . . . . . . . .    (1,787)  ( 6,529)     121

  Cash flows from financing activities:
    Cash dividends paid. . . . . . . . . . .    (1,416)  ( 1,104)  (  779)
    Issuance of treasury stock . . . . . . .       -         -         12
    Issuance of common stock . . . . . . . .       330       284      528
    Issuance of preferred stock. . . . . . .       -       6,777      -
    Proceeds from notes payable. . . . . . .     1,770       -        323
    Payment of bonds and notes payable . . .    (  440)  (   355)  (  325)

  Net cash provided by (used in) financing
    activities . . . . . . . . . . . . . . .       244     5,602   (  241)

  Net increase (decrease) in cash. . . . . .    (   38)       76   (   50)
  Cash at beginning of the year. . . . . . .        83         7       57

  Cash at the end of the year. . . . . . . .   $    45  $     83  $     7


  See notes to consolidated financial statements.



  Schedule III


  WALSHIRE ASSURANCE COMPANY
  AND SUBSIDIARIES


  Supplementary Insurance Information
  (in thousands)

                                            Unpaid claims,             Other                             Net
                                            claim settlement           policy                            claims      Amortization
                                Deferred    expenses and               claims        Net      Net        and claim   of deferred
                               acquisition  claims           Unearned  benefits     premium investment   settlement  acquisition
                                costs___    drafts__         premiums  payable      revenue   income__   expenses        costs___


Period

Year ended December 31, 1995
  Property-Casualty              $4,831          20,153        27,555       -       36,191    2,721        20,377         5,447




Year ended December 31, 1994
  Property-Casualty              $3,791          14,292        21,065       -       28,848    2,310        16,435         5,266



Year ended December 31, 1993
  Property-Casualty              $3,215          11,764        16,644       -       22,511    1,999        11,969         4,666


                                 Other             Net
                                operating        premiums
                                 expenses        written


                                  6,930          42,569




                                  5,759          33,147




                                  5,263          25,528




Schedule IV

WALSHIRE ASSURANCE COMPANY
AND SUBSIDIARIES


Reinsurance
(in thousand, except percentages)


                                                        Ceded to      Assumed                    Percentage
                                        Gross            other        from other       Net        of amount
   Type of Premiums                     Amount          companies     companies       amount    assumed to net
  Year ended December 31, 1995
  Premiums written:
    Property-Casualty                  $52,020            9,569          118          42,569         .3%



  Year ended December 31, 1994
  Premiums written:
    Property-Casualty                  $40,104            7,052           95          33,147         .3%



  Year ended December 31, 1993
  Premiums written:
    Property-Casualty                  $31,504            6,055           79          25,528         .3%




Schedule V

WALSHIRE ASSURANCE COMPANY
AND SUBSIDIARIES

Valuation and Qualifying Accounts
(in thousands)

                                                           Additions        Deductions-
                                   Balance at       Charged to  Charged to    Amounts       Balance at
                                  beginning of      costs and     other       written         end of
                                     period          expense     accounts       off           period
  Year ended December 31, 1995
    Agents  balances reserve for
     bad debts                       $100                6         -            ( 6)            100
    Premium finance receivables
     reserve for bad debts             48               22                      ( 3)             67

            Total                    $148               28         -            ( 9)            167

  Year ended December 31, 1994
    Agents  balances reserve for
     bad debts                       $100               29         -            (29)            100
    Premium finance receivables
     reserve for bad debts             42               12         -            ( 6)             48

           Total                     $142               41         -            (35)            148

  Year ended December 31, 1993
    Agents  balances reserve for
     bad debts                       $100               12         -            (12)            100
    Premium finance receivables
     reserve for bad debts             31               12         -            ( 1)             42

           Total                     $131               24         -            (13)            142


  SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C.  20549





  ___________________________________





  Exhibits
  to
  Annual Report on Form 10-K
  Pursuant to Section 13 or 15(d) of the
  Securities Exchange Act of 1934




  ______________________________________






  Walshire Assurance Company

















  INDEX

  Exhibits to Annual Report on 10-K
  Sequential
          Number             Title of Document                  Page No.

          (1)  3.1  Amended and Restated Articles of
                    Incorporation of the Company.

          (1)  3.2  Bylaws of the Company.

          (5)  3.3  Statement with Respect to 6 1/2%
                    Cumulative Convertible Preferred Stock.

          (1)  4.1  Specimen Common Stock Certificate of the
                    Company.

          (5) 4.2 Specimen Preferred Stock Certificate of the Company.

      (*) (1) 10.1  The Company s 1987 Stock Option Plan.

      (*) (1) 10.2  The Company s Employee Stock Purchase Plan.

      (*) (5) 10.4  Second Amended and Restated Employment
                    Agreement, dated June 22, 1992, between
                    the Company and Kenneth R. Taylor.

      (*) (2) 10.6  The Company s 1990 Stock Option Plan for
                    Non-Employee Directors.

          (3) 10.7  Mortgage and Note, dated July 10, 1989,
                    between Walshire Assurance Company
                    and Gary J. Orndorff.

      (*) (3) 10.8  Walshire Assurance Company Master 401(k)
                    Plan and Trust.

          (6) 10.10 Term Loan Agreement, dated January 25,
                    1995 between the Company and Mercantile
                    Pennsylvania Corporation.

          (5) 10.11 Lincoln General Insurance Company Quota
                    Share Fire-Burglary/Theft Reinsurance
                    Contract.

          (4) 10.19 Lincoln General Insurance Company Bond
                    Quota Share Reinsurance Agreement.

      (*) (1) 10.22 Form of Director s Stock Option Agreement.

          (7) 11.1  Computation of Per Share Earnings

          (7) 13.1 Annual Report to Shareholders for the year ended December 31, 1995 (such report, except those portions expressly incorporated by reference in this Report on Form 10-K, is furnished for the information of the Commission and is not to be deemed filed as part of this Report on Form 10-K).

  INDEX (continued)

  Exhibits to Annual Report on 10-K
  Sequential
          Number             Title of Document                  Page No.


          (5) 21.1  Subsidiaries of the Company.

          (7) 23.1  Consent of KPMG Peat Marwick LLP


  __________________________
          (1) Incorporated by reference from the Company s
              Registration Statement on Form S-1, and all amendments thereto, (Registration No. 33-15549), which was declared effective on September 3, 1987.

          (2) Incorporated by reference from the Company s
              Form 10-K (Commission File No. 0-16267), dated
              March 28, 1990.

          (3) Incorporated by reference from the Company s
              Form 10-K (Commission File No. 0-16267), dated
              March 28, 1991.

          (4) Incorporated by reference from the Company s
              Form 10-K (Commission File No. 0-16267), dated
              March 26, 1992.

          (5) Incorporated by reference from the Company s
              Form 10-K (Commission File No. 0-16267), dated
              March 28, 1994.

          (6) Incorporated by reference from the Company s
              Form 10-K (Commission File No. 0-16267), dated
              March 27, 1995.


          (7) Filed herewith.

















































  EXHIBIT 11.1































  EXHIBIT 11.1



  COMPUTATION OF PER SHARE EARNINGS



                                                1995      1994      1993


  Primary Earnings Per Share


  Earnings Per Share Based on Average
    Shares Outstanding                        $ 1.25    $  .86    $  .71

  Impact of Stock Options Utilizing
    Treasury Stock Method                      ( .06)    ( .03)    ( .04)

  Earnings Per Share Before Cumulative
    Effect of the Change in Accounting
    for Income Taxes                            1.19       .83       .67

  Cumulative Effect of the Change
    in Accounting for Income Taxes               -__       -         .01

      Primary Earnings Per Share              $ 1.19    $  .83    $  .68



  Fully Diluted Earnings Per Share


  Earnings Per Share Based on Average
    Shares Outstanding                        $ 1.25    $  .86    $  .71

  Impact of Stock Options Utilizing
    Treasury Stock Method                      ( .08)    ( .03)    ( .04)

  Impact of Conversion of 6 1/2%
    Convertible Preferred Stock                ( .04)      -         -

  Impact of Conversion of 10% Convertible
    Subordinated Debentures                      -         -       ( .01)

  Earnings Per Share Before Cumulative
    Effect of the Change in Accounting
    for Income Taxes                            1.13       .83       .66

  Cumulative Effect of the Change
    in Accounting for Income Taxes               -         -         .01

      Fully Diluted Earnings Per Share        $ 1.13    $  .83    $  .67
































  EXHIBIT 13.1






































  Corporate Profile

  Walshire Assurance Company is an insurance holding company with headquarters in York, Pennsylvania. Through its subsidiaries, Walshire conducts business in three insurance-related areas: property and casualty insurance (Lincoln General Insurance Company and Comp America Insurance Company), insurance premium finance (Agents Budget Corporation Consumer Discount Company, Inc. and Yorktowne Premium Finance Company) and claims adjustment services (King American Ltd.).


   Table Of Contents
  Financials at a Glance 1
  Letter from the President 2
  Expanding the Company's Product Line
  Overview 4
  Liability Coverages 6
  Property Coverages 8
  Other Services 10
  Ahead in 1996 11
  Management's Discussion and Analysis 12
  Management Report 14
  Independent Auditors' Report 14
  Financial Statements 15
  Quarterly Common Stock Prices and Cash Dividends Per Share 28
  Board of Directors, Officers, Subsidiaries and Corporate Information Inside Back Cover

  About The Cover
  Walshire is a provider of insurance
  products to niche markets. Primarily
  operating within the trucking industry,
  the Company provides the insurance
  coverages as shown, and further defined
  within the text of this report.

  Financials
  at a Glance
  Book Value Per Common Share (1)
  (In thousands, except per share data and ratios)
  Year Ended December 31,1995 1994 1993 1992 1991
  Total Revenues$39,927$32,607$25,920$19,933$19,001
  Net Income5,4833,7882,6192,5633,216
  Primary Net Income Per Share (1)1.19.83.68.931.23
  Fully-Diluted Net Income
  Per Share (1)1.13.83.67.78.95
  Dividends Paid on Common Stock955846779503417
  Dividends Per Common Share (1).236.212.208.184.165
  Gross Premiums Written52,13840,19931,58324,25218,449
  Loss Ratio (2)59 59 55 47 42
  Combined Ratio (2)87 89 90 82 81


  December 31,1995 1994 1993 1992 1991
  Total Investments$58,210$50,540$40,324$32,074$26,877
  Total Assets101,62783,06866,34554,27943,238
  Long-Term Debt1,4811,921165,20811,160
  Shareholders' Equity46,01440,01432,04124,82918,370
  Book Value Per Common Share (1)9.708.308.097.737.19
  Common Shares Outstanding (1)4,0644,0023,9633,2122,557

  (1)These amounts reflect the following events: (i) in August, 1992, the Company declared a
  5 stock dividend, (ii) in October and November, 1992, the Company converted $4,522 of its 10 Convertible Subordinated Debentures into 549 shares of common stock, (iii)
  in January and May, 1993, the Company converted $4,709 of its 10
  Convertible
  Subordinated Debentures into 572 shares of common stock, (iv) in November, 1994, the
  Company declared a 5 stock dividend, (v) in October, 1995 the Company converted 4 shares of its 6%1/2 Convertible Preferred Stock into 15 shares of common stock, and (vi)
  in December, 1995 the Company declared a 10  stock dividend. Included in
  1992
  earnings per share were extraordinary expenses of $112, or $.04 per share ($.03 per share fully-diluted), relating to the redemption of $1,333 of the 10 Convertible
  Subordinated Debentures. Included in 1993 earnings per share was additional income of
  $61, or $.01 per share, resulting from the change in accounting for income taxes.
  Included in 1994 book value per common share was an additional $.07 per share, resulting from the change in accounting for debt and equity securities.

  (2)Loss ratios and combined ratios have been calculated in accordance with accounting principles prescribed or permitted by state regulatory agencies.

  Management
  Report
  The Company's management is responsible for the integrity and accuracy of the financial information contained in this annual report. Management believes that the financial statements have been prepared in conformity with generally accepted accounting principles appropriate in the circumstances and that the other information in this annual report is consistent with those statements. In preparing the financial statements, management makes informed judgments and estimates where necessary to reflect the expected effects of pending events and transactions.

  The Company maintains a system of internal controls which provides reasonable assurance that assets are safeguarded and that financial records reflect the transactions of the
  Company. Management conducts periodic reviews of this system to assure the adequacy of the controls in place.

  The Company's independent auditors, KPMG Peat Marwick LLP, were engaged to perform an audit of the consolidated financial statements. Their audit provides an objective outside review of management's responsibilities to report operating results and financial condition.

  The Audit Committee of the Board of Directors is comprised of directors who are neither officers nor employees of the Company. The Committee meets periodically with management and the independent auditors to review the adequacy of the internal controls and financial reporting. The independent auditors have unrestricted access to the Committee with and without the presence of management.

  Kenneth R. Taylor Gary J. Orndorff
  President and Vice President/Treasurer and
  Chief Executive Officer Chief Financial Officer


  Independent
  Auditors'
  Report
  The Board of Directors and Shareholders
  Walshire Assurance Company:

  We have audited the accompanying consolidated balance sheets of Walshire Assurance
  Company and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards.
  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Walshire Assurance Company and subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.

  Harrisburg, PennsylvaniaKPMG Peat Marwick LLP
  February 29, 1996

  Walshire Assurance Company and Subsidiaries
  Consolidated Balance Sheets
  December 31
  (in thousands, except
  per share data)
  1995 1994
  Assets
  Investments:
  Held to maturity:
  Fixed maturities (fair value $15,712 and $16,140) .$15,217$16,508
  Available for sale:
  Fixed maturities (cost $27,007 and $22,588) .27,21521,664
  Equity securities (cost $8,189 and $8,263) .8,7207,611
  Short-term investments .5,1913,889
  Other investments .1,867868
  Total investments .58,21050,540
  Cash .99184
  Accrued investment income receivable .864895
  Amounts receivable from reinsurers .3,3152,644
  Amounts receivable from reinsured company .5951,325
  Agents' balances (net of allowance for doubtful accounts of $100) .5,5013,627
  Installment premiums receivable .5,9653,633
  Agents' balances and installment premiums receivable from related parties .3,6942,258
  Premium finance receivables (net of unearned finance charges and allowance for credit losses of $135 and $123) .6,5344,678 einsurance receivable .8,6156,355
  Deferred acquisition costs .4,8313,791
  Property and equipment (net of accumulated depreciation of $1,284 and $1,054) .3,2702,656
  Other assets .134482
  Total assets .$101,627$83,068

  Liabilities and Shareholders' Equity
  Liabilities:
  Unpaid claims, claim settlement expenses and claims drafts
  .$20,153$14,292
  Unearned premiums .27,55521,065
  Short-term notes payable .2,2503,435
  Long-term notes payable .1,4811,921
  Deposits by insureds .1,488747
  Commissions payable to agents .1,049571
  Commissons payable to related parties .473214
  Other liabilities .1,164809
  Total liabilities .55,61343,054
  Shareholders' equity:
  Preferred stock, par value $.01 per share; 2,000 shares authorized; 142 shares issued; 138 and 142 shares outstanding .11
  Common stock, par value $.01 per share; 10,000 shares authorized; 4,064 and 3,638 shares issued and outstanding .4136
  Additional paid-in capital .31,91825,751
  Unrealized gain (loss) on investments available for sale
  (net of deferred taxes of $181 and $(534)) .558( 1,042)
  Retained earnings .13,49615,268
  Shareholders' equity .46,01440,014
  Total liabilities and shareholders' equity .$101,627$83,068
  See accompanying notes to consolidated financial statements.


  Walshire Assurance Company and Subsidiaries
  Consolidated Statements of Income
  (in thousands, except per share data)
  Years ended December 31, 1995 1994 1993
  Revenues:
  Premiums earned .$45,648$35,778$28,480
  Premiums ceded .( 9,457)( 6,930)( 5,969)
  Net premiums earned .36,19128,84822,511
  Net investment income .2,7212,3101,999
  Net realized gains on investments .316743768
  Other .699706642
  Total revenues .39,92732,60725,920

  Expenses:
  Claims and claim settlement expenses .23,04518,25414,259
  Reinsurance recoveries .( 2,668)( 1,819)( 2,290)
  Net claims and claim settlement expenses .20,37716,43511,969 Amortization of deferred acquisition costs .5,4475,2664,666 Underwriting, general and administrative expenses .6,9305,7595,263 Interest .290264376
  Reorganization of King American Ltd. .-- -- 289
  Total expenses .33,04427,72422,563
  Income before income taxes and cumulative effect
  of the change in accounting for income taxes .6,8834,8833,357
  Provision for income taxes .1,4001,095799
  Income before cumulative effect of the
  change in accounting for income taxes .5,4833,7882,558
  Cumulative effect of the change in accounting for income taxes .-- -- 61 Net income .5,4833,7882,619
  Less dividends on convertible preferred stock .458374--
  Net income available for common stock .$ 5,025$ 3,414$ 2,619
  Net income per common share and common equivalent share:
  Primary:
  Income before cumulative effect of the change
  in accounting for income taxes .$ 1.19$ .83$ .67
  Cumulative effect of the change in accounting for income taxes .-- --
  .01
  Net income .$ 1.19$ .83$ .68
  Weighted average shares outstanding .4,2264,0973,829
  Fully diluted:
  Income before cumulative effect of the change
  in accounting for income taxes .$ 1.13$ .83$ .66
  Cumulative effect of the change in accounting for income taxes .-- --
  .01
  Net income .$ 1.13$ .83$ .67
  Weighted average shares outstanding .4,8624,0974,075

  See accompanying notes to consolidated financial statements.

  Walshire Assurance Company and Subsidiaries
  Consolidated Statements of Cash Flows
  (in thousands)
  Years ended December 31,1995 1994 1993
  Cash flows from operating activities:
  Net income .$ 5,483$ 3,788$ 2,619
  Adjustments to reconcile net income to
  net cash provided by operating activities
  Net realized gains on investments .( 316)( 743)( 768) Decrease (increase) in assets:
  Accrued investment income receivable .31( 109)( 112) Amounts receivable from reinsurers .( 671)( 1,708)531 Amounts receivable from reinsured company .730( 10)1,125 Agents' balances and installment premiums receivable .( 4,206)( 2,844)( 2,123)
  Agents' balances and installment
  premiums receivable from related parties .( 1,436)65181 Premium finance receivables .( 1,856)( 586)( 1,097) Reinsurance receivable .( 2,260)( 513)( 2,727)
  Deferred acquisition costs .( 1,040)( 576)( 667)
  Deposits by insureds .74148390
  Other, net .809196505
  (Decrease) increase in liabilities:
  Unpaid claims, claim settlement expenses and claim drafts outstanding .5,8612,5285,951
  Unearned premiums .6,4904,4213,102
  Other liabilities .347( 267)424
  Other, net .737185( 83)
  Net cash provided by operating activities .9,4443,8757,251

  Cash flows from investing activities:
  Purchase of investments:
  Held to maturity .( 3,805)( 5,078)( 8,725)
  Available for sale .( 10,539)( 19,227)( 13,534)
  Sale of investments:
  Available for sale .9,2349,65414,072
  Maturity of investments .1,9101,9252,332
  Net (purchase) sale of short term and
  other investments .( 2,212)583( 1,199)
  Purchase of property and equipment .( 1,210)( 426)( 432)
  Sale of property and equipment .13584273
  Other, net .( 335)1,085( 41)
  Net cash used in investing activities .( 6,822)( 11,400)( 7,254)

  Cash flows from financing activities:
  Cash dividends paid .( 1,412)( 1,104)( 779)
  Issuance of treasury stock .-- -- 12
  Issuance of common stock .330284528
  Issuance of preferred stock .-- 6,777--
  Proceeds from notes payable .1,7702,145638
  Payment of notes payable .( 3,395)( 449)( 470)
  Net cash provided by (used in) financing activities .( 2,707)7,653( 71) Net increase (decrease) in cash .( 85)128( 74)
  Cash at beginning of the year .18456130
  Cash at end of the year .$ 99$ 184$ 56

  See accompanying notes to consolidated financial statements.

  Walshire Assurance Company and Subsidiaries
  Consolidated Statements of Shareholders' Equity
  (in thousands, except per share data)
  Years ended December 31,1995 1994 1993
  Preferred Stock
  Shares outstanding
  Balance at beginning of year .142-- --
  Shares issued pursuant to private placement offering .-- 142--
  Shares converted to common stock .( 4)-- --
  Balance at end of year .138142--
  Preferred Stock (par value $.01)
  Balance at beginning of year .$ 1$ -- $ --
  Shares issued pursuant to private placement offering .-- 1--
  Balance at end of year .$ 1$ 1$ --
  Common Stock
  Shares Outstanding
  Balance at beginning of year .3,6383,4312,884
  Conversion of bonds .-- -- 470
  Conversion of preferred stock .15-- --
  Stock dividend .369173--
  Exercise of stock options .363077
  Employee stock purchase plan .64--
  Balance at end of year .4,0643,6383,431
  Common Stock (par value $.01)
  Balance at beginning of year .$ 36$ 34$ 29
  Conversion of bonds .-- -- 4
  Stock dividend .42--
  Exercise of stock options .1-- 1
  Balance at end of year .413634
  Additional Paid-In Capital
  Balance at beginning of year .25,75116,83112,600
  Conversion of bonds .-- -- 3,702
  Stock dividend .5,8381,860--
  Dividend reinvestment .4-- --
  Exercise of stock options .258239529
  Employee stock purchase plan .6745--
  Issuance of preferred stock .-- 6,776--
  Balance at end of year .31,91825,75116,831
  Unrealized gains (losses) on investments available for sale
  Balance at beginning of year .( 1,042)613228
  Unrealized gains on equity securities .-- -- 385
  Unrealized gains (losses) on investments available for sale .1,600(
  1,827)--
  Effect of change in accounting for investments available for sale .-- 172--
  Balance at end of year .558( 1,042)613
  Retained Earnings
  Balance at beginning of year .15,26814,56212,722
  Net income .5,4833,7882,619
  Cash dividends -- common stock
  (per share $.236; $.212; $.207) .( 955)( 846)( 779)
   -- preferred stock
  (per share $3.25; $2.64; $0) .( 458)( 374)--
  Stock dividends on common stock .( 5,842)( 1,862)--
  Balance at end of year .13,49615,26814,562
  Treasury Stock
  Balance at beginning of year .-- -- ( 750)
  Conversion of bonds .-- -- 740
  Exercise of options .-- -- 10
  Balance at end of year .-- -- --
  Shareholders' Equity .$46,014$40,014$32,040

  See accompanying notes to consolidated financial statements.

FILE #2


  Walshire Assurance Company and Subsidiaries
  Notes to Consolidated Financial Statements
  December 31, 1995, 1994 and 1993
  (1)Summary of Significant Accounting Policies
  (a)Organization and Business

  The Company was organized as a regional insurance holding company and operates in 20 eastern and southern states.
  Through its wholly owned subsidiaries, it provides products primarily to the trucking industry in three insurance-related areas: property and casualty insurance, Lincoln General Insurance Company (Lincoln) and Comp America
  Insurance Company (Comp); insurance premium finance, Agents Budget Corporation Consumer Discount Company,
  Inc. (ABCO) and Yorktowne Premium Finance Company (Yorktowne); and claims adjustment services, King American
  Ltd. (King). The Company's major lines of business in 1995 and their percentages of total net earned premiums were Automobile Physical Damage (48%), Automobile Liability (40%), Workers' Compensation (6%) and Inland Marine
  (6%). Lincoln and Comp are subject to regulation by insurance departments in those states in which they operate and undergo periodic examination by these departments. Lincoln and Comp are also subject to competition from other insurance carriers in their operating areas.

  (b)Principles of Consolidation and Basis of Presentation

  The consolidated financial statements include Walshire Assurance Company (Walshire) and its subsidiaries, ABCO,
  Ashford Reinsurance Intermediaries Corporation (Ashford), Comp, King, Lincoln, and Yorktowne, collectively referred to herein as the ``Company.'' Significant inter-company balances and transactions have been eliminated in consolidation.

  The accounts of Lincoln and Comp have been included in the accompanying consolidated financial statements on the basis of generally accepted accounting principles (GAAP), which differ in some respects from the statutory accounting practices employed by Lincoln and Comp in the preparation of their financial reports to the Insurance
  Department of the Commonwealth of Pennsylvania. See note 11.
  In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates.

  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the liabilities for unpaid claims and claim settlement expenses. While management uses available information to provide for such liabilities, future additions to these liabilities may be necessary based on changes in trends in claim frequency and severity. In addition, various insurance departments, as an integral part of their examination process, periodically review the Company's liabilities for unpaid claims and claim settlement expenses. Such departments may require the Company to recognize additions to the liabilities based on their judgments about information available to them at the time of their examination. Management believes that such liabilities are adequate.

  Certain reclassifications have been made to the prior years' financial statements to correspond to the current year presentation.

   (c)Investments
  Fixed maturities, which include bonds and redeemable preferred stocks, are purchased to support the investment strategies of the Company, which are developed based on many factors including rate of return, maturity, credit risk, tax considerations and regulatory requirements. Equity securities include common stocks and non-redeemable preferred stocks.

  In 1994, the Company adopted Financial Accounting Standards Board Statement No. 115, ``Accounting for Certain
  Investments in Debt and Equity Securities,'' (SFAS 115). SFAS 115 addresses the accounting and reporting for investments in equity securities that have readily determinable fair values (other than those accounted for under the equity method or as investments in consolidated subsidairies) and all investments in debt securities. SFAS 115 provides that a company use its current intent at the time of adoption in classifying investments.

  These investments are classified into three categories as follows:

  Held-to-Maturity Securities -- Debt securities that the company has the positive intent and ability to hold to maturity; reported at amortized cost.

  Trading Securities -- Debt and equity securities that are bought and held principally for the purpose of selling them in the near term; reported at fair value, with unrealized gains and losses included in earnings.

  Available-for-Sale Securities -- Debt and equity securities not classified as either held-to-maturity securities or trading securities; reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity (net of tax effects).


  Short term investments, which have an original maturity of one year or less, are carried at amortized cost which approximates fair value.

  Realized gains and losses on the sale of investments are determined on the basis of the cost of the specific investments sold and are credited or charged to income. Unrealized gains or losses on investments available for sale, net of applicable deferred income tax, are excluded from income and credited or charged directly to a separate component of shareholders' equity.

  (d)Deferred Acquisition Costs

  Acquisition costs, consisting of commissions, premium taxes, and certain underwriting expenses related to the production of property and casualty business, are deferred to the extent recoverable and are amortized ratably over the period in which the related premiums are earned. Anticipated claims and claim settlement expenses, expenses for maintenance of policies in force and anticipated investment income are considered in the determination of the recoverability of deferred acquisition costs.

  (e)Property and Equipment
  Property and equipment are included in the financial statements at cost. Depreciation of property has been provided by the straight-line method with an estimated useful life of 20 to 40 years. Depreciation of equipment has been provided by the straight-line method with estimated useful lives of three to ten years.

  (f)Unpaid Claims and Claim Settlement Expenses

  Unpaid claims and claim settlement expenses are based on individual case estimates for reported claims and estimates, based on experience and industry averages, for unreported claims and claim settlement expenses. The provision for unpaid claims and claim settlement expenses, net of estimated salvage recoverable, has been established to cover the estimated net cost of insured claims. The amounts are necessarily based on estimates and while they are believed to be adequate, the ultimate liability may exceed such estimates. Any change in such estimates will be recorded in the year the change occurs.

  The provision for unpaid claims and claim settlement expenses for surety business have been established using management's best estimates of the cost of claims. The Company also holds funds as collateral which can be used to offset claims should a default occur. Because the Company has no interest in these funds unless a default occurs, these amounts have not been reflected in the financial statements.

  The Company has no material exposures to environmental risks.

  (g)Fair Values of Financial Instruments
  Pursuant to Statement of Financial Accounting Standards No. 107, ``Disclosures about Fair Value of Financial
  Instruments'' (SFAS 107), the Company has used the following methods and assumptions in estimating its fair value disclosures:

  Investments and Cash -- Fair values for fixed maturity securities are based on quoted market prices, when available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments or values obtained from independent pricing services through a bank trustee. The fair values for equity securities are based on quoted market prices. The carrying amounts reported in the balance sheets for cash, short-term and other investments approximate their fair values.

  Notes Payable -- The carrying amounts reported in the balance sheets for these instruments approximate their fair values.

  (h)Premium Revenue

  Premium revenue is recognized as earned on the semi-monthly pro-rata basis over the terms of the policies.

  (i)einsurance
  In the normal course of business, the Company seeks to reduce the loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers.

  Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy. The Company reports reinsurance receivables (including amounts related to claims incurred but not yet reported) and prepaid reinsurance premiums as assets.

  (j)Income Taxes
  The Company follows the asset and liability method of SFAS 109, ``Accounting for Income Taxes,'' under which deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.


  (k)Net Income Per Share
  Net income per share is computed after recognition of preferred stock dividend requirements and is based on the weighted average number of shares of common stock and common stock equivalents outstanding. Fully diluted net income per share is computed after recognition of preferred stock dividend requirements and is based on the weighted average number of shares of common stock and common stock equivalents outstanding for the period and assume conversion of the 10%p convertible subordinated debentures into common stock. The computation assumes the addition to income of the after-tax interest expense applicable to such bonds.

  (l)Fiduciary Funds
  In its capacity as a reinsurance intermediary, the Company collects premiums from reinsured companies and, after deducting its commission, remits the premiums to the respective reinsuring companies; the Company also collects claims or refunds from the reinsuring companies. Until remittance, these funds are held in a fiduciary capacity.

  Net uncollected premiums due from reinsured companies and payable to reinsuring companies amounting to
  $1,719,000 as of December 31, 1995 and 1994, are not included in the accompanying Consolidated Balance Sheets.

  (2)einsurance
  Lincoln assumes reinsurance from and cedes insurance to other insurers and reinsurers under various contracts which cover individual risks or entire classes of business. These reinsurance arrangements provide greater diversification of business and minimize Lincoln's losses arising from large risks or from hazards of an unusual nature. The ceding of insurance does not discharge the original insurer from its primary liability to its policyholders.

  Lincoln has catastrophic and excess per risk reinsurance contracts for which it pays premiums based upon its gross earned premiums derived from covered business. The reinsured amounts included in developing the liability for claims and claim settlement expenses were $7,004,000 and $5,291,000 at December 31, 1995 and 1994, respectively.

  At December 31, 1995, reinsurance receivables with a carrying value of $5,130,000 were associated with a single reinsurer.

  The effect of reinsurance on premiums written is as follows:
  (in thousands)
  Years Ended December 31,
  1995 1994 1993
  Direct $52,020$40,104$31,504
  Assumed 1189579
  Ceded ( 9,569)( 7,052)( 6,055)
  Net premiums written $42,569$33,147$25,528

  The effect of reinsurance on premiums earned is as follows:
  (in thousands)
  Years Ended December 31,
  1995 1994 1993
  Direct $45,527$35,700$26,921
  Assumed 121781,559
  Ceded ( 9,457)( 6,930)( 5,969)
  Net premiums earned $36,191$28,848$22,511

  (3)elated Party Transactions
  Lincoln pays agency commissions for business placed with it to five corporations with which directors of Walshire are affiliated.

  For these related parties, the following is a summary of their transactions and balances after deducting the reinsurance portion, where applicable.
  (in thousands)
  Years Ended December 31,
  51995 1994 1993
  Premiums on policies written $11,415$9,467$8,997
  Commissions 2,0501,9872,031

  (in thousands)
  December 31,
  1995 1994
  Agents' balances receivable $1,609$1,274
  Installment premiums receivable 2,085984
  Commissions payable 473214


  (4)Major Agencies
  During 1995, 1994 and 1993, one of the Company's agents with which a director of Walshire is affiliated, accounted for 23%, 24% and 30%, respectively, of the total premiums written. Agents' balances and installment premiums receivable from this agency were $3,116,000 and $1,587,000 as of December 31, 1995 and 1994, respectively. See
  Note 3. Another agent accounted for 6% of the total premiums written during 1995, while three agents accounted for 21% of the total premiums written during 1994 and one agent accounted for 6% of the total premiums written during 1993. Agents' balances and installment premiums receivable from these agents were $321,000 and $3,479,000 as of December 31, 1995 and 1994, respectively.

  (5)Investments
  Net investment income, comprised primarily of interest and dividends, is derived from the following sources:

  (in thousands)
  Years Ended December 31,
  1995 1994 1993
  Fixed maturities $2,311$1,833$1,653
  Equity securities 300322176
  Short-term investments 253314160
  Other 13( 16)133
  Investment expenses ( 156)( 143)( 123)
  Net investment income $2,721$2,310$1,999

  The changes in net unrealized gains, less applicable federal income taxes, is as follows:
  (in thousands)
  Years Ended December 31,
  1995 1994 1993
  Increase (decrease) during period in difference between fair value and cost of investments available for sale:
  Fixed maturities $1,132$(924)$ --
  Equity securities 1,183(1,564)576
  ,315(2,488)576
  Deferred income taxes ( 715)833(191)
  Increase (decrease) in net unrealized gains of investments available for sale $1,600$(1,655)$ 385

  Gross unrealized gains and losses on equity securities were $1,260,000 and $729,000 respectively, as of December
  31, 1995.

  During December 1995, as permitted by the Financial Accounting Standards Board one-time ``window'', the
  Company transferred $4,131,000 of investments from its held to maturity portfolio to its available for sale portfolio.
  The fair value of such investments was $4,208,000. The transfer of securities was made to provide the Company with increased flexibility in managing its liquidity position.

  The amortized cost and fair values of investments in fixed maturities as of December 31, 1995 are as follows:

  Amortized Unrealized Unrealized Estimated
  (in thousands)
  GrossGross
  AmortizedUnrealizedUnrealizedFair
  CostGainsLossesValue
  Held to maturity
  U.S. Treasury securities and obligations of U.S. government corporations and agencies $4,141$105$--$4,246
  Obligations of states and political subdivisions . 11,0764637311,466 Total held to maturity .15,2175687315,712
  Available for sale
  U.S. Treasury securities and obligations of U.S. government corporations and agencies .4,49995--4,594
   Obligations of states and political subdivisions .20,78339619820,981 Debt securities issued by foreign governments .35-- -- 35
   Corporate securities .1,690621471,605
   Total available for sale .27,00755334527,215
   Total fixed maturities .$42,224$1,121$418$42,927

  The amortized cost and fair value of fixed maturities at December 31, 1995, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

  Amortized Estimated
  (in thousands)
  AmortizedFair
  CostValue
  Due in one year or less . $1,560 $1,569
  Due after one year through five years .14,23514,513
  Due after five years through ten years .14,02814,222
  Due after ten years .12,40112,623
  Totals .$42,224$42,927

  The amortized cost and fair values of investments in fixed maturities as of December 31, 1994 are as follows:

  Amoritzed Unrealized Unrealized Estimated
  (in thousands)
  GrossGross
  AmortizedUnrealizedUnrealizedFair
  CostGainsLossesValue
  Held to maturity
  U.S. Treasury securities and obligations of U.S. government corporations and agencies . $1,629 $-- $72 $1,556 Obligations of states and political subdivisions 14,8798337914,584 Total held to maturity 16,5088345116,140
  Available for sale
  U.S. Treasury securities and obligations of U.S. government corporations and agencies 5,074-- 1584,988
  Obligations of states and political subdivisions 15,7131201,18914,939 Debt securities issued by foreign governments 35----35
  Corporate securities 1,766581221,702
  Total available for sale 22,5881781,46921,664
  Total fixed maturities .$39,096$261$1,920$37,804

  Proceeds from sales of fixed maturities and the gross gains and gross losses realized on those sales were as follows:
  (in thousands)
  Years Ended December 31,
  1995 1994 1993
  Proceeds from sales $5,957$4,799$9,596
  Gross gains 11468207
  Gross losses 2560118

  As of December 31, 1995, fixed maturities with an amortized cost totaling $4,513,000 were held by regulatory agencies, as required by law.

  (6)Deferred Acquisition Costs
  Changes in deferred acquisition costs are as follows:
  (in thousands)
  Years Ended December 31,
  1995 1994 1993
  Balance, January 1 $3,791$3,215$2,548
  Acquisition costs deferred 6,4875,8425,333
  Amortization charged to earnings ( 5,447)( 5,266)( 4,666)
  Balance, December 31 $4,831$3,791$3,215

  (7)Federal Income Taxes
  Walshire and its wholly-owned subsidiaries file a consolidated tax return and are taxed essentially the same as other corporations. The provision for income taxes is comprised of the following components:

FILE #3

  (in thousands)
  Years Ended December 31,
  1995 1994 1993
  Current:
  Federal  $1,741  $1,302  $ 944
  State  ( 2) 8  7
  Deferred  ( 339) ( 215) ( 152)
  $1,400  $1,095  $ 799

   Differences between the federal income tax rate and effective tax rates as reflected in the financial statements on income before income taxes are as follows:

  (in thousands)
  Years Ended December 31,
  1995 1994 1993
  Computed at statutory federal rate (34%)  $2,340  $1,660  $1,142
  Tax exempt interest and dividend received deduction  ( 679) ( 637) (
  423)
  Reduction of prior year tax provisions  ( 277) -- --
  Miscellaneous items  16  72  80
  $1,400  $1,095  $ 799

  In accordance with SFAS 109, the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

  (in thousands)
  December 31,
  1995 1994
  Deferred tax assets:
  Unearned premiums . $1,838 $1,404
  Unrealized loss on investments available for sale . -- 534
  Unpaid claims and claim settlement expenses . 613 425
  Allowance for doubtful accounts . 57 50
  $2,508 $2,413

  Deferred tax liabilities:
  Deferred acquisition costs . $1,643 $1,289
  Unrealized gain on investments available for sale . 181 --
  Other . 15 79
  $1,839 $1,368

  Management has determined that it is not required to establish a valuation allowance for the deferred tax asset since it is likely that the deferred tax asset will be realized through carrybacks, future reversals of existing temporary differences, future taxable income and tax planning strategies. The net deferred tax asset is a component of other liabilities in 1995 and other assets in 1994.

  In 1995, 1994 and 1993, the Company made cash payments of $1,748,000, $938,000 and $1,005,000 respectively, for income taxes.

  (8) Unpaid Claims, Claims Settlement Expenses and Claims Drafts
  Activity in the unpaid claims, claims settlement expenses and claims drafts is summarized as follows:

  (in thousands)
  December 31,
  1995 1994
  Balance, January 1 . $14,292 $11,764
  Less reinsurance recoverables . 5,291 5,321
  Net balance, January 1 . 9,001 6,443
  Incurred related to:
  Current year . 20,062 16,311
  Prior years . 315 124
  Total incurred . 20,377 16,435
  Paid related to:
  Current year . 11,259 10,547
  Prior years . 4,970 3,330
  Total paid . 16,229 13,877
  Net balance, December 31 . 13,149 9,001
  Plus reinsurance recoverables . 7,004 5,291
  Balance, December 31 . $20,153 $14,292

  (9) Bonds and Notes Payable
  Bonds and notes payable consisted of the following:

  (in thousands)
  December 31,
  1995 1994
  Note payable (prime interest rate), monthly payments of $40 plus interest, due December, 1999 . $1,961  $2,401
  Line of credit (prime interest rate), due July, 1995 . -- 2,955
  Line of credit (prime interest rate), due on demand . 1,770  --
  3,731  5,356
  Current portion . ( 2,250) ( 3,435)
  Long-term notes payable . $1,481  $1,921

  The estimated fair value of notes payable approximates the carrying value based on the Company's current ability to obtain loans at similar rates of interest.

  In 1995, 1994 and 1993, the Company made cash payments of $298,000, $246,000 and $451,000 respectively, for interest expense.

  Walshire and its subsidiaries have a combined line of credit of $5,000,000 at December 31, 1995, $3,230,000 of which is available. The line of credit requires Walshire to maintain a net worth in excess of $40,000,000 and is subject to reaffirmation in November, 1996.

  (10) 401(k) Plan
  Walshire and its subsidiaries contribute to a qualified 401(k) Plan. All full time employees who meet certain eligibility requirements may elect to participate in the Plan. Participants can contribute no more than 20% of their base compensation. The Company matches 100% of employee contributions, not to exceed 5% of an employee's annual compensation. The Company expense for 401(k) Plan benefits were $109,000, $73,000 and $62,000 in 1995, 1994 and 1993, respectively.

  The Company currently does not provide any post-retirement or post-employment benefits.

  (11) Shareholders' Equity
  Lincoln and Comp are restricted by law as to the amount of dividends they may pay to Walshire without the prior approval of the insurance regulatory authorities. These authorities only recognize statutory accounting practices for determining the ability of an insurer to pay dividends to its shareholders. At December 31, 1995, $2,863,000 and
  $375,000 was available for the payment of dividends from Lincoln and Comp, respectively, to Walshire without the prior approval of the insurance regulatory authorities.

  Dividends paid by Lincoln to Walshire for the years ended December 31, 1995 and 1993 were $700,000 and
  $900,000, respectively. No dividends were paid by Lincoln to Walshire in 1994. Comp has paid no dividends. In addition, Walshire declared 10% and 5% stock dividends in 1995 and 1994, respectively.

  In March of 1994, 141,700 shares of 61/2% Convertible Preferred Stock were issued at $50 per share. The
  Preferred Stock is convertible at any time, unless previously redeemed, into shares of the Common Stock of Walshire
  Assurance Company at a conversion price of $12.12 per share, subject to adjustment under certain circumstances.
  During 1995, 4,000 shares were converted into 16,500 shares of common stock.

  A reconciliation of the insurance subsidiaries statutory net income to consolidated GAAP net income is as follows:

  (in thousands)
  Years Ended December 31,
  1995 1994 1993
  Statutory net income for insurance subsidiaries . $4,223 $2,822 $2,062 Deferred acquisition costs . 1,040 576 667
  Salvage and subrogation . 500  98 ( 10)
  Deferred income taxes . 310  219 182
  Write down of securities . ( 29) 10 ( 10)
  Insurance deductible . -- 20 --
  GAAP net income for insurance subsidiaries . 6,044  3,745 2,891
  Net income (loss) of Walshire and other non-insurance subsidiaries . (
  561) 43 ( 272)
  Consolidated GAAP net income . $5,483  $3,788 $2,619

  A reconciliation of statutory capital and surplus for the insurance subsidiaries to consolidated GAAP equity is as follows:


  (in thousands)
  Years Ended December 31,
  1995 1994
  Statutory capital and surplus for insurance subsidiaries  $32,377
  $28,562
  Deferred acquisition costs  4,831 3,791
  Salvage and subrogation  1,388 888
  Non-admitted assets  1,082 848
  Statutory reserves  124 --
  Deferred income taxes  535 825
  Adjustment for market value of investments available for sale  319 (
  820)
  Insurance deductible  20 20
  GAAP equity for insurance subsidiaries  40,676 34,114
  Equity of Walshire and other non-insurance subsidiaries 5,338 5,900 Consolidated GAAP equity $46,014 $40,014

  Effective December 31, 1994, the National Association of Insurance Companies (NAIC) required insurance companies to calculate and report information under a <dhrisk-based capital formula. Risk-based capital requirements are intended to allow insurance regulators to identify inadequately capitalized insurance companies based upon the type and mixture of risks inherent in the company's operations. The formula includes components for asset risk, liability risk, and other factors. As of December 31, 1995 Lincoln and Comp are above required capital levels.

  (12) Stock Plans
  (a) Employee Stock Purchase Plan
   On June 22, 1987, the Board of Directors adopted, and the shareholders approved, the 1987 Employee Stock
  Purchase Plan (``Stock Purchase Plan''), which is intended to qualify under Section 423 of the Internal Revenue Code of 1986, as amended. The Stock Purchase Plan is administered by the Compensation Committee, which is authorized to grant options to purchase up to 133,402 shares of Common Stock to employees of Walshire and any current or future parent or subsidiary of Walshire. The Committee has discretion to determine the total number of options, if any, granted in each year, the rate of exercisability, the price at which each option is exercisable and the duration of each option.

  All options granted under the Stock Purchase Plan will expire five years after the date of grant; provided, however, that options exercised more than 27 months after the date of grant must be exercised at an option price equal to at least 85% of the fair market value of the shares on the date of exercise. No option may be granted to any person who immediately after the grant would own more than 5% of Common Stock and no option may be granted which, at the date the option is granted, would permit such person's rights to purchase stock under the Stock
  Purchase Plan and all other employee stock purchase plans of Walshire to accrue at a rate exceeding $25,000 of the fair market value of such stock (determined at the time such option is granted) for each year such option is outstanding. The option price per share must not be less than the lesser of: (a) 85% of the fair market value of the stock on the date of grant, or (b) 85% of the fair market value on the date of exercise.

  Changes in outstanding Common Stock options granted under the 1987 Employee Stock Purchase Plan are summarized below.

  1995 1994 1993
  Number Average Number Average Number Average
  of Exercise of Exercise of Exercise
  Shares Price Shares Price Shares Price
  Balance at beginning of year . --   --   --
  Options granted .6,351 $10.58 5,138 $8.76 3,332 $7.74
  Options exercised . 6,351 10.58 5,138 8.76 3,332 7.74
  Balance at end of year . --   --   --

  (b) 1987 Stock Option Plan
   On June 22, 1987, the Board of Directors adopted, and the shareholders approved, the 1987 Stock Option Plan
  (``1987 Plan''). All officers and key employees of Walshire or any current or future parent or subsidiary of Walshire are eligible to receive options under the 1987 Plan. The 1987 Plan is administered by the Compensation Committee which selects the optionees, determines the number of shares subject to each option and prescribes other terms and conditions of each option.

  Pursuant to the 1987 Plan, options may be granted with respect to an aggregate of 606,375 shares of Common
  Stock. Options may be granted as incentive stock options intended to qualify under Section 422A of the Internal
  Revenue Code of 1986, as amended, or as options not intended to so qualify. In addition, stock appreciation rights may be granted in tandem with non-qualified stock options. In the case of incentive stock options, the option price must be equal to at least 100% of the fair market value of Walshire's Common Stock on the date of grant. The exercise price of incentive stock options granted to shareholders possessing more than 10% of the total combined voting power of all classes of stock of Walshire must not be less than 110% of the fair market value on the date of grant. In the case of stock options not intended to qualify as incentive stock options, the option price must be equal to at least 85% of the fair market value of Walshire's Common Stock on the date of grant. Payment of the option exercise price may be made in cash, shares of Common Stock or a combination of cash and Common Stock.

  Changes in outstanding Common Stock options granted under the 1987 Stock Option Plan are summarized below.

  1995 1994 1993
  Number Average Number Average Number Average
  of Exercise of Exercise of Exercise
  Shares Price Shares Price Shares Price
  Balance at beginning of year  334,293 $7.16 332,230 $6.81 373,964 $6.55
  Options granted  31,074 13.02 36,379 10.24 18,480 10.31
  365,367   368,609   392,444
  Options exercised  16,054 6.80 34,316 6.96 57,807 6.18
  Options terminated or cancelled  -- -- -- -- 2,407 9.86
  Balance at end of year  349,313 7.70 334,293 7.16 332,230 6.81

  At December 31, 1995, 1994 and 1993, options covering 324,846, 300,616 and 314,329 shares, respectively, were
  exercisable.

  (c) 1990 Stock Option Plan
   On February 7, 1990, the Board of Directors adopted, and on May 8, 1990, the shareholders approved, the 1990
  Stock Option Plan for Non-Employee Directors (``1990 Plan''). Options to purchase up to 236,775 shares of Common
  Stock may be granted to Non-Employee Directors of Walshire.

  Pursuant to the 1990 Plan, each person who is not an employee of the Company or any of the Company's subsidiaries on the date of grant of an option under the 1990 Plan and who on or after January 1, 1990, is (1) elected or reelected as a director of the Company at any annual or special meeting of shareholders of the Company, or (2) continues as a director of the Company as of the date of the annual or special meeting of shareholders of the Company at which directors of the Company are elected or reelected shall, as of the date of each such annual or special meeting of shareholders, automatically be granted an option to purchase shares of the Company's Common
  Stock pursuant to the following schedule:

  Years of Service
  as a Director Number of Shares
  Less than 2 years . 2,000
  Between 2 and 5 years . 5,000
  Over 5 years . 10,000

   All options granted under the 1990 Plan are exercisable in whole or in part and will expire five years after the date of grant. The option price for options issued under the 1990 Plan is equal to the fair market value of the Company's Common Stock on the date of the grant of the option. Payment of the option exercise price may be made in cash, shares of Common Stock or a combination of cash and Common Stock.

  Changes in outstanding Common Stock options granted under the 1990 Stock Option Plan are summarized below.

  1995 1994 1993
  Number Average Number Average Number Average
  of Exercise of Exercise of Exercise
  Shares Price Shares Price Shares Price
  Balance at beginning of year  162,789 $8.69 118,322 $8.45 83,672 $8.28
  Options granted  33,000 12.73 44,467 9.31 34,650 8.88
  195,789   162,789   118,322
  Options exercised  23,040 6.50 -- -- -- --
  Balance at end of year  172,749 9.75 162,789 8.69 118,322 8.45

  (d) Other Stock Options
   On October 6, 1988, the Board of Directors granted options to purchase 52,693 shares at $5.44 per share to four directors. Such options were exercisable in whole or in part beginning October 6, 1989. All previous options issued under the Plan were cancelled concurrently. During 1993, options to purchase 28,680 shares were exercised at $5.44 per share. As of December 31, 1995, no options remain outstanding.

   Statement of Financial Accounting Standards No. 123, ``Accounting for Stock-Based Compensation'' (SFAS 123) was issued by the FASB in October of 1995 and will be effective for the Company in 1996. Upon adoption of SFAS 123, the
  Company will continue to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, ``Accounting for Stock Issued to Employees'' and will provide pro forma disclosures of net income and earnings per share as if the fair value-based method prescribed by SFAS 123 had been applied in measuring compensation expense. The adoption of SFAS 123 will not have any effect on the Company's financial position or results of operation.

  Quarterly Common Stock Prices
  and Cash Dividends Per Share
  The Company's Common Stock trades on The NASDAQ Stock Market under the symbol
  WALS. The following table sets forth, for the periods indicated, the high and low sale prices of the Company's Common Stock as reported by NASDAQ and the cash dividends paid by the Company.

  Price Cash
  High Low Dividend
  1994
  1st Quarter  11-1/8 8-5/8 .0519
  2nd Quarter  10-5/8 8-5/8 .0519
  3rd Quarter  10-7/8 9-11/16 .0519
  4th Quarter  9-5/8 8-5/8 .0563

  1995
  1st Quarter  11-1/2 9-3/16 .0591
  2nd Quarter  15-11/16 11-1/4 .0591
  3rd Quarter  15-7/16 14-3/16 .0591
  4th Quarter  16-1/2 13-3/16 .0591

  1996
  1st Quarter (through February 29)  18-1/8 15-3/4 --

   As of February 29, 1996, there were approximately 1,250 shareholders of record and beneficial shareholders of the Company's Common Stock. The last sale price on February
  29, 1996, as reported on the NASDAQ National Market System, was $17.125 per share.

  The above amounts for stock prices and cash dividends have been adjusted, where necessary, to reflect the ten percent and five percent stock dividend granted to shareholders of record on December 6, 1995 and November 30, 1994, respectively.

  While the Company anticipates that it will continue to pay quarterly dividends, any such payments will depend upon the financial condition, capital requirements and earnings of the Company, as well as such other factors as the Board of Directors may deem relevant.

  One of the Company's sources of cash with which to pay dividends would be dividends received from Lincoln and Comp. Lincoln and Comp are subject to state laws which restrict the amount of dividends that they may pay. See Note 11 of the Notes to
  Consolidated Financial Statements and Management's Discussion and Analysis of Financial
  Condition and Results of Operation-Liquidity and Capital Resources.


  Walshire Assurance Company
  Board of Directors Charles W. Hash, Sr.
  Chairman of the Board,
  Walshire Assurance Company

  Kenneth R. Taylor
  President, Walshire Assurance Company;
  President, Taylor & Ochroch, Inc.,
  King of Prussia, Pennsylvania

  Peter D. Bennett, Ph.D.
  Senior Associate Dean
  and Professor of Marketing
  Pennsylvania State University
  State College, Pennsylvania

  John J. Buchan, Jr.
  Attorney at Law, Ebensburg, Pennsylvania;
  Managing Director, Interstate
  Insurance Management, Inc.,
  Johnstown, Pennsylvania

  Charles W. Hash, Jr., D.O.
  General Surgeon,
  York, Pennsylvania

  L. Edward Sausman
  President, Sausman Insurance Agency, Inc.
  Thompsontown, Pennsylvania

  William R. Tierney, Jr.
  President, Insurance Markets, Inc.,
  Clarks Summit, Pennsylvania

  Officers Kenneth R. Taylor
  President and Chief Executive Officer

  Gary J. Orndorff, CPA
  Vice President-Treasurer and
  Chief Financial Officer

  Charles W. Hash, Sr.
  Secretary



  Subsidiaries Agents Budget Corporation Consumer
  Discount Company, Inc.
  Ashford Reinsurance Intermediaries
  Corporation
  Comp America Insurance Company
  King American Ltd.
  Lincoln General Insurance Company
  Yorktowne Premium Finance
  Company

  Corporate Information
  Independent Public Accountants:
  KPMG Peat Marwick LLP
  225 Market Street
  Harrisburg, PA 17108

  General Counsel:
  Blank, Rome, Comisky & McCauley
  Four Penn Center
  Philadelphia, PA 19103

  Stock Transfer Agent and Registrar:
  American Stock Transfer
  and Trust Company
  40 Wall Street
  New York, NY 10005

  Annual Meeting:
  The annual meeting of shareholders will
  be held at 10:00 a.m., May 16, 1996, at
  the Out Door Country Club,
  1157 Detwiler Drive, York, PA.

  Additional Information:
  Additional copies of this report and the Corporation's Form 10-K Annual Report to the Securities and Exchange
  Commission may be obtained without
  charge by writing to:

  Chief Financial Officer
  Walshire Assurance Company
  3350 Whiteford Road
  P.O. Box 3849
  York, PA 17402-0138


  Management's Discussion and Analysis of Financial
  Condition and Results of Operations
  Business Operations
  The profitability of property and casualty insurers is affected by many factors, including competition, the severity and frequency of claims, natural disasters, state regulation of premium rates, interest rates, crime rates, general business conditions and regulations, and court decisions that define the extent of coverage. One of the distinguishing features of the property and casualty insurance business is that its product must be priced before the costs are known, because premium rates generally are set before losses are reported. As a result, property and casualty insurers have experienced significant year-to-year fluctuations in underwriting results.

  The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the Company's consolidated financial statements, including the notes thereto, and other financial information appearing elsewhere in this Report.

  Results of Operations
  1995 vs. 1994
  RevenuesRevenues increased from $32.6 million to $39.9 million, or 22%, in 1995, primarily the result of an increase in net premiums earned. This increase in net premiums earned was a direct result of the increases in all major lines of business written by the Company. The increase in business written reflects the increase in the number of policies issued by the Company.

  ExpensesExpenses increased from $27.7 million to $33.0 million, or 19%, in 1995. This increase was primarily the result of increased claims and claim settlement expenses and underwriting, general and administrative expenses.
  The increase in claims and claim settlement expenses was the result of an increase in premiums earned, as the statutory loss ratio for both years was 59%. Reinsurance recoveries increased to $2.7 million in 1995 from $1.8 million in 1994. This increase was the result of a greater dollar value of losses incurred that were recoverable from reinsurers in 1995 than were recoverable in 1994. The increase in underwriting, general and administrative expenses was primarily the result of increases in premiums written. Policy acquisition costs increased at a lesser rate than the increase in premiums earned due to an increase in ceding commission income in 1995. The decrease in the effective tax rate from 22.4% in 1994 to 20.3% in 1995 was the result of a reduction in prior year tax provisions and a greater amount of tax exempt interest.

  1994 vs. 1993
  RevenuesRevenues increased from $25.9 million to $32.6 million, or 26%, in 1994, primarily the result of an increase in net premiums earned. The increase in net premiums earned was the direct result of increases in all lines of business written by the Company. The increase in business written reflects the increase in the number of policies issued by the Company.

  ExpensesExpenses increased from $22.6 million to $27.7 million, or 23%, in 1994. This increase was primarily the result of increased claims and claim settlement expenses and amortization of deferred acquisition costs. The increase in claims and claim settlement expenses was the result of an increase in premiums earned as well as an increase in the statutory loss ratio from 55% to 59%. The increase in premiums earned resulted in a pro-rata increase in claims and claim settlement expenses. The increase in the loss ratio reflects the higher percentage of casualty business written by the Company, a higher loss ratio on property coverages, primarily due to the severe weather conditions in early 1994, and an increase in claims settlement expenses relating to those coverages. The increase in the amortization of deferred acquisition costs was the result of increases in net premiums earned. The decrease in the effective tax rate from 23.8% in 1993 to 22.4% in 1994 was the result of a greater amount of tax exempt interest.

  Selected Ratios
  In 1995, the Company's statutory loss ratio was 59%, the same as 1994, while the Company's statutory combined ratio decreased to 87% from 89% in 1994. In 1994, the Company's statutory loss ratio increased to 59% from 55% in 1993 and the Company's statutory combined ratio decreased to 89% from 90% in 1993. The increase in the loss ratio in 1994 was the result of a higher percentage of casualty premiums earned as well as a higher loss ratio on physical damage coverages. The decrease in the combined ratio in 1995 and 1994 was the result of a reduction of underwriting and administrative expenses when compared to net premiums written.


  Liquidity and Capital Resources
  Historically, the Company has generated funds sufficient to support its operations and has maintained a high degree of liquidity in its investment portfolio. The primary source of funds to meet the demands of claims and claim settlement expenses and operating expenses are written premium and investment income. The Company's funds generally are invested in securities with maturities intended to provide adequate funds to pay claims, claim settlement expenses and operating expenses without the forced sale of investments. As of December 31, 1995, less than 4% of the debt securities in the Company's investment portfolio were considered below investment grade, primarily because such securities were not rated.

  As of December 31, 1995, the Company, on a consolidated basis, had cash and short-term investments aggregating approximately $5.3 million and a line of credit of $5.0 million, $3.2 million of which was available. On a parent company only basis, available cash and short-term investments aggregated approximately $413,000.

  The Company's insurance subsidiaries, Lincoln and Comp, are subject to state insurance regulatory laws which restrict their ability to pay dividends. They are also subject to risk-based capital requirements which may further restrict their ability to pay dividends. See Note 11 of Notes to Consolidated Financial Statements.

  The Company believes that its current cash and short-term investments, together with funds generated from operations and existing loan commitments, will be sufficient to meet its operating and capital requirements for the foreseeable future.

  Impact of Inflation
  Property and casualty insurance premiums are established before the amount of claims and claim settlement expenses, or the extent to which inflation may impact such expenses, is known. Consequently, in establishing premium rates, the Company attempts to anticipate the potential impact of inflation. Generally, the longer the period of time required to settle claims, the greater the impact of inflation on final settlement costs. In recent years, inflation has contributed to increased operating expenses and claims. Historically, the majority of all of the insurance written by the Company was on property risks, the losses on which tend to be reported quickly and settled within a relatively short period of time. As a result, the effect of inflation on loss development was not significant. However, as the Company writes more casualty business, the losses on which tend to be settled over a longer period of time, inflation may have more of an impact on loss development.

  Other
  Statement of Financial Accounting Standards No. 121, ``Accounting for the Impairment of Long-Living Assets and for Long-Lived Assets to Be Disposed Of'' (SFAS 121) was issued by the FASB in March of 1995. SFAS 121 provides guidance for recognition and measurement of impairment of long-lived assets, certain identifiable intangibles and goodwill related both to assets to be held and used and assets to be disposed of. SFAS 121 will be effective for the Company in 1996. Management does not expect that the adoption of SFAS 121 will have a material impact on its financial condition or results of operations.

  Statement of Financial Accounting Standards No. 123, ``Accounting for Stock-Based Compensation'' (SFAS 123) was issued by the FASB in October of 1995 and will be effective for the Company in 1996. Upon adoption of SFAS 123, the Company will continue to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, ``Accounting for Stock
  Issued to Employees'' and will provide pro forma disclosures of net income and earnings per share as if the fair value-based method prescribed by SFAS 123 had been applied in measuring compensation expense. The adoption of SFAS 123 will not have any effect on the Company's financial position or results of operations.























  EXHIBIT 23.1












































  The Board of Directors
  Walshire Assurance Company

  We consent to incorporation by reference in the registration statement (Registration No. 33-84080) on Form S-8 and the registration statements (Registration No. 33-85120 and No. 33-90256) on Form S-3 of Walshire Assurance Company of our reports dated February 29, 1996, relating to the consolidated balance sheets of Walshire Assurance Company and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, shareholders equity, and cash flows for each of the years in the three-year period ended December 31, 1995, and all related schedules, which reports appear in or are incorporated by reference in the December 31, 1995 annual report on Form 10-K of Walshire Assurance Company.





  Harrisburg, Pennsylvania
  March 27, 1996