Form 10-Q
period 1996-03-31
WALSHIRE ASSURANCE COMPANY
filed 1996-05-15
CIK 818155

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC   20549

                                Form 10-Q

(Mark One)
(X)            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


             For the quarterly period ended:  March 31, 1996

                                   OR

( )           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


            For the transition period from        to

                     Commission file number 0-16267

                           WALSHIRE ASSURANCE COMPANY
(Exact name of registrant as specified in its charter)

      Pennsylvania                                  23-2023240
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization                     Identification Number)

3350 Whiteford Road, P. O. Box 3849, York, PA                      17402-0138
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

          Class:                      Outstanding at April 30, 1996:
Common stock - $.01 Par Value                    4,099,166 shares





                WALSHIRE ASSURANCE COMPANY
   AND SUBSIDIARIES



                INDEX




                                                             PAGE
                                                             NUMBER



Part I    FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets as of March 31, 1996
          (unaudited) and December 31, 1995. . . . . . . . . .      2

          Consolidated Statements of Income for the three
          months ended March 31, 1996 and 1995 (unaudited) . .           4

          Consolidated Statements of Cash Flows for the three
          months ended March 31, 1996 and 1995 (unaudited) . .           5

          Notes to Consolidated Financial Statements
          (unaudited)  . . . . . . . . . . . . . . . . . . . .           6

Item 2.   Management s Discussion and Analysis of Financial
          Condition and Results of Operations  . . . . . . . .           6

Part II   OTHER INFORMATION  . . . . . . . . . . . . . . . . .           7

Item 1.   Legal Proceedings  . . . . . . . . . . . . . . . . .           7

Item 2.   Changes in Securities  . . . . . . . . . . . . . . .           7

Item 3.   Defaults Upon Senior Securities  . . . . . . . . . .           7

Item 4.   Submission of Matters to Vote of Security Holders. .           7

Item 5.   Other Information  . . . . . . . . . . . . . . . . .           7

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . .           7

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . .         8





WALSHIRE ASSURANCE COMPANY
AND SUBSIDIARIES



Consolidated Balance Sheets



                                                   (In thousands,
                                                    except per share data)
                                            March 31,    December 31,
               Assets                         1996          1995
                                          (Unaudited)

Investments:
  Held to maturity:
     Fixed maturities (fair value $15,738 and
       $15,712) . . . . . . . . . . . . . . . .  $ 15,671        $ 15,217
  Available for sale:
     Fixed maturities (cost $29,421 and
       $27,007) . . . . . . . . . . . . . . . .    29,214         27,215
     Equity securities (cost $9,171 and
       $8,189). . . . . . . . . . . . . . . . .     9,872          8,720
  Short-term investments . . . . . . . . . . . .     1,928          5,191
  Other investments. . . . . . . . . . . . . . .     2,093         1,867

     Total investments . . . . . . . . . . . . .    58,778        58,210

Cash. . . . . . . . . . . . . . . . . . . . . . .        281            99
Accrued investment income receivable. . . . . . .        864         864
Amounts receivable from reinsurers. . . . . . . .     2,997        3,315
Amounts receivable from reinsured company . . . .       663          595
Agents  balances (net of allowance for doubtful
  accounts of $100). . . . . . . . . . . . . . .     6,930          5,501
Installment premiums receivable . . . . . . . . .     5,976         5,965
Agents  balances and installment premiums
  receivable from related parties. . . . . . . .     3,581          3,694
Premium finance receivables (net of unearned
  finance charges and allowance for credit
  losses of $146 and $135) . . . . . . . . . . .     6,650          6,534
Reinsurance receivable. . . . . . . . . . . . . .    10,034         8,615
Deferred acquisition costs. . . . . . . . . . . .     4,969        4,831
Property and equipment (net of accumulated
  depreciation of $1,406 and $1,284) . . . . . .     3,233          3,270
Other assets. . . . . . . . . . . . . . . . . . .       864           134

     Total assets. . . . . . . . . . . . . . . .  $105,820      $101,627



See accompanying notes to consolidated financial statements.



WALSHIRE ASSURANCE COMPANY
AND SUBSIDIARIES


                                   Consolidated Balance Sheets, Continued




                                                      (In thousands,
                                                  except per share data)
                                                     March 31,   December 31,
Liabilities and Shareholders  Equity                   1996         1995
                                                    (Unaudited)



Liabilities:
  Unpaid claims and claim settlement expenses.     $ 23,462      $ 20,153
  Unearned premiums. . . . . . . . . . . . . .       28,392        27,555
  Short-term notes payable . . . . . . . . . .        2,477         2,250
  Long-term notes payable. . . . . . . . . . .        1,361         1,481
  Deposits by insureds . . . . . . . . . . . .        2,047         1,488
  Commissions payable to agents. . . . . . . .          930         1,049
  Commissions payable to related parties . . .          374           473
  Other liabilities. . . . . . . . . . . . . .      _   719         1,164

     Total liabilities . . . . . . . . . . . .       59,762        55,613

Shareholders  equity:
  Preferred stock, par value $.01 per share;
     2,000 shares authorized; 142 shares
     issued; 133 and 138 shares outstanding. .            1             1
  Common stock, par value $.01 per share;
     10,000 shares authorized; 4,099 and
     4,064 shares issued and outstanding . . .           41            41
  Additional paid-in capital . . . . . . . . .       32,070        31,918
  Unrealized gain on investments available
     for sale (net of deferred taxes of $168
     and $181) . . . . . . . . . . . . . . . .          326           558
  Retained earnings. . . . . . . . . . . . . .       13,620        13,496

     Shareholders  equity. . . . . . . . . . .       46,058        46,014

  Total liabilities and shareholders  equity .     $105,820      $101,627




      See accompanying notes to consolidated financial statements.



                       WALSHIRE ASSURANCE COMPANY
                            AND SUBSIDIARIES
                    Consolidated Statements of Income




                                                          (In thousands,
                                                        except per share data)
                                                         Three Months Ended
                                                              March 31,_____
                                                          1996      1995
                                                       (Unaudited)(Unaudited)



Revenues:
  Premiums earned . . . . . . . . . . . . . . . . .     $13,791   $ 10,540
  Premiums ceded. . . . . . . . . . . . . . . . . .     ( 3,055)   ( 2,302)
  Net premiums earned . . . . . . . . . . . . . . .      10,736      8,238
  Net investment income . . . . . . . . . . . . . .         731        662
  Net realized gains on investments . . . . . . . .          67         66
  Other . . . . . . . . . . . . . . . . . . . . . .         175        168
     Total revenues . . . . . . . . . . . . . . . .      11,709      9,134

Expenses:
  Claims and claim settlement expenses. . . . . . .       8,387      4,860
  Reinsurance recoveries. . . . . . . . . . . . . .     (   737)   (    98)
  Net claims and claim settlement expenses. . . . .       7,650      4,762
  Amortization of deferred acquisition costs. . . .       1,662      1,196
  Underwriting, general and administrative
     expenses. . . . . . . . . . . . . . . . . . . .       1,813      1,518
  Interest. . . . . . . . . . . . . . . . . . . . .          82         78
     Total expenses . . . . . . . . . . . . . . . .      11,207      7,554

Income before income taxes . . . . . . . . . . . . .         502      1,580
Provision for income taxes . . . . . . . . . . . . .           5        332
Net income . . . . . . . . . . . . . . . . . . . . .         497      1,248
Less dividends on convertible preferred stock. . . .         108        115
Net income available for common stock. . . . . . . .     $   389   $  1,133

Net income per common share and common equivalent
  share:
  Primary:
     Net income . . . . . . . . . . . . . . . . . .     $   .09   $    .27

     Weighted average shares outstanding. . . . . .       4,328      4,147





See accompanying notes to consolidated financial statements.


WALSHIRE ASSURANCE COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows

                                                           (In thousands)
                                                         Three Months Ended
                                                             March 31, _______

                                                          1996        1995
                                                       (Unaudited) (Unaudited)

Cash flows from operating activities:
  Net income . . . . . . . . . . . . . . . . . . . .    $   497      $ 1,248
  Adjustments to reconcile net income to net
    cash provided by operating activities
      Net realized gains on investments. . . . . . .     (   67)      (   66)
      Decrease (increase) in assets:
       Accrued investment income receivable. . . . .        -         (   12)
       Amounts receivable from reinsurers. . . . . .        318          285
       Amounts receivable from reinsured company . .     (   68)      (  115)
       Agents  balances and installment premiums
        receivable . . . . . . . . . . . . . . . . .     (1,440)      (  624)
       Agents  balances and installment premiums
        receivable from related parties. . . . . . .        113       (  324)
       Premium finance receivables . . . . . . . . .     (  116)      (  874)
       Reinsurance receivables . . . . . . . . . . .     (1,419)         224
       Deferred acquisition costs. . . . . . . . . .     (  138)      (  104)
       Other, net. . . . . . . . . . . . . . . . . .     (  607)         121
      (Decrease) increase in liabilities:
       Unpaid claims, claim settlement expenses and
        claim drafts outstanding . . . . . . . . . .      3,309          638
       Unearned premiums . . . . . . . . . . . . . .        837          920
       Deposits by insureds. . . . . . . . . . . . .        559          219
       Other, net. . . . . . . . . . . . . . . . . .     (  654)      (   94)
  Net cash provided by operating activities. . . . .      1,124        1,442
Cash flows from investing activities:
  Purchase of investments:
    Held to maturity . . . . . . . . . . . . . . . .     (1,377)      (  902)
    Available for sale . . . . . . . . . . . . . . .     (4,575)      (1,888)
  Sale of investments:
    Available for sale . . . . . . . . . . . . . . .        810        1,192
  Maturity of investments. . . . . . . . . . . . . .      1,253          486
  Net sale of short term and other investments . . .      3,049        3,466
  Purchase of property and equipment . . . . . . . .     (   86)      (  185)
  Sale of property and equipment . . . . . . . . . .        -             31
  Other, net . . . . . . . . . . . . . . . . . . . .         97       (  224)
    Net cash provided by (used in) investing
      activities . . . . . . . . . . . . . . . . . .     (  829)       1,976
Cash flows from financing activities:
  Cash dividends paid. . . . . . . . . . . . . . . .     (  372)      (  352)
  Issuance of common stock . . . . . . . . . . . . .        153           79
  Proceeds from notes payable  . . . . . . . . . . .        226          -
  Payment of notes payable . . . . . . . . . . . . .     (  120)      (3,036)
    Net cash used in financing activities. . . . . .     (  113)      (3,309)
Net increase in cash . . . . . . . . . . . . . . . .        182          109
Cash at beginning of the period. . . . . . . . . . .         99          184
Cash at end of the period. . . . . . . . . . . . . .    $   281      $   293

Se     e accompanying notes to consolidated financial statements.

                                   5
WA              LSHIRE ASSURANCE COMPANY AND SUBSIDIARIES
NO        TES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. The consolidated balance sheet as of March 31, 1996, the consolidated statements of income for the three months ended March 31, 1996 and 1995, and the consolidated statements of cash flows for the three months then ended have been prepared by Walshire Assurance Company ( the Company ) without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1996 and for all periods presented, have been made.

2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these unaudited consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company s 1995 Annual Report dated February 29, 1996. The results of operations for the period ended March 31, 1996 are not necessarily indicative of the results of operations for the full year.

3.Net income per common share is computed after recognition of preferred stock dividend requirements and is based on the weighted average number of shares of common stock and common stock equivalents outstanding. The number of common shares was increased by the number of shares issuable on the exercise of options when the market price of the common stock exceeds the exercise price of the options. This increase in the number of common shares was reduced by the number of common shares that are assumed to have been purchased with the proceeds from the exercise of the options; these purchases were assumed to have been made at the average price of the common stock during that part of the year when the market price of the common stock exceeded the exercise price of the options.

Item 2. Management s Discussion and Analysis of Financial Condition and Results of Operations

Revenues for the three month period ended March 31, 1996 increased $2.6 million, or 28.2%, from revenues for the three month period ended March 31, 1995. This increase was primarily the result of an increase in premiums earned. Direct premiums written increased 26.7% in the three month period ended March 31, 1996 when compared to the same period in 1995. The following table sets forth the direct premiums written by the Company for the three month periods ended March 31, 1996 and 1995 by line of business.


                                         (In thousands)
                                   Three months ended March 31,
                                        1996          1995        %Change
          Auto liability        $ 6,165       $ 4,988        23.6 %
          Auto physical damage        5,532         4,285        29.1 %
          Workers  compensation       1,788         1,215        47.2 %
          Inland marine                 856           682        25.5 %
          Other                          98           230       (57.4)%
                 Total             $14,439       $11,400        26.7 %



Expenses for the three month period ended March 31, 1996 increased $3.7 million, or 48.4%, over expenses for the three month period ended March 31, 1996. The increase was the result of increases in net claims and claim settlement expenses, amortization of deferred acquisition costs and underwriting, general and administrative expenses. Increases in net claims and claim settlement expenses were the result of increases in earned premiums, as well as an increase in the statutory loss ratio from 60.8% in 1995 to 72.6% in 1996. In the first quarter of 1996, claims were negatively impacted as a result of the most severe winter weather conditions in recent history. The increase in the amortization of deferred acquisition costs was primarily the result of the increase in net premiums earned. Increases in underwriting, general and administrative expenses were primarily the result of increases in premiums written. The statutory combined ratio for the three month period ended March 31, 1996 was 101.9%, an increase from 88.0% for the three month period ended March 31, 1995.

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


SIGNA                             TURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   WALSHIRE ASSURANCE COMPANY
                                   (Registrant)



DATE:  May 14, 1996                /s/ Kenneth R. Taylor
                                   Kenneth R. Taylor
                                   President and Chief
                                   Executive Officer



DATE:  May 14, 1996                /s/ Gary J. Orndorff
                                   Gary J. Orndorff
                                   Vice President/Treasurer
                                   and Chief Financial Officer































