Form 10-Q
period 1996-06-30
WALSHIRE ASSURANCE COMPANY
filed 1996-08-14
CIK 818155

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC   20549

                                Form 10-Q

(Mark One)
(X)            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


             For the quarterly period ended:  June 30, 1996

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

          Class:                      Outstanding at July 31, 1996:
Common stock - $.01 Par Value                    4,165,126 shares





                WALSHIRE ASSURANCE COMPANY
   AND SUBSIDIARIES



                INDEX




                                                             PAGE
                                                             NUMBER



Part I    FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets as of June 30, 1996
          (unaudited) and December 31, 1995. . . . . . . . . .      2

          Consolidated Statements of Income for the three
          months ended June 30, 1996 and 1995 (unaudited). . .           4

          Consolidated Statements of Income for the six
          months ended June 30, 1996 and 1995 (unaudited). . .           5

          Consolidated Statements of Cash Flows for the six
          months ended June 30, 1996 and 1995 (unaudited). . .           6

          Notes to Consolidated Financial Statements
          (unaudited)  . . . . . . . . . . . . . . . . . . . .           7

Item 2.   Management s Discussion and Analysis of Financial
          Condition and Results of Operations  . . . . . . . .           8

Part II   OTHER INFORMATION  . . . . . . . . . . . . . . . . .           9

Item 1.   Legal Proceedings  . . . . . . . . . . . . . . . . .           9

Item 2.   Changes in Securities  . . . . . . . . . . . . . . .          10

Item 3.   Defaults Upon Senior Securities  . . . . . . . . . .          10

Item 4.   Submission of Matters to Vote of Security Holders. .          10

Item 5.   Other Information  . . . . . . . . . . . . . . . . .          10

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . .          10

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . .        11





WALSHIRE ASSURANCE COMPANY
AND SUBSIDIARIES



Consolidated Balance Sheets



                                                   (In thousands,
                                                    except per share data)
                                            June 30,    December 31,
               Assets                         1996          1995
                                          (Unaudited)

Investments:
  Held to maturity:
     Fixed maturities (fair value $15,152 and
       $15,712) . . . . . . . . . . . . . . . .  $ 15,173        $ 15,217
  Available for sale:
     Fixed maturities (cost $30,450 and
       $27,007) . . . . . . . . . . . . . . . .    30,166         27,215
     Equity securities (cost $9,066 and
       $8,189). . . . . . . . . . . . . . . . .     9,232          8,720
  Short-term investments . . . . . . . . . . . .     5,474          5,191
  Other investments. . . . . . . . . . . . . . .     2,087         1,867

     Total investments . . . . . . . . . . . . .    62,132        58,210

Cash. . . . . . . . . . . . . . . . . . . . . . .        464            99
Accrued investment income receivable. . . . . . .        861         864
Amounts receivable from reinsurers. . . . . . . .     2,088        3,315
Amounts receivable from reinsured company . . . .     1,511          595
Agents  balances (net of allowance for doubtful
  accounts of $100). . . . . . . . . . . . . . .     7,696          5,501
Installment premiums receivable . . . . . . . . .     8,152         5,965
Agents  balances and installment premiums
  receivable from related parties. . . . . . . .     3,503          3,694
Premium finance receivables (net of unearned
  finance charges and allowance for credit
  losses of $143 and $135) . . . . . . . . . . .     5,836          6,534
Reinsurance receivable. . . . . . . . . . . . . .    13,069         8,615
Deferred acquisition costs. . . . . . . . . . . .     5,176        4,831
Property and equipment (net of accumulated
  depreciation of $1,540 and $1,284) . . . . . .     3,766          3,270
Other assets. . . . . . . . . . . . . . . . . . .     1,122           134

     Total assets. . . . . . . . . . . . . . . .  $115,376      $101,627



See accompanying notes to consolidated financial statements.



                                   WALSHIRE ASSURANCE COMPANY
                                        AND SUBSIDIARIES


                                   Consolidated Balance Sheets, Continued




                                                    (In thousands,
                                                  except per share data)
                                                     June 30    December 31,
Liabilities and Shareholders  Equity                   1996         1995
                                                    (Unaudited)



Liabilities:
  Unpaid claims and claim settlement expenses.     $ 27,285      $ 20,153
  Unearned premiums. . . . . . . . . . . . . .       29,522        27,555
  Short-term notes payable . . . . . . . . . .        5,479         2,250
  Long-term notes payable. . . . . . . . . . .        1,241         1,481
  Deposits by insureds . . . . . . . . . . . .        2,292         1,488
  Commissions payable to agents. . . . . . . .        1,394         1,049
  Commissions payable to related parties . . .          391           473
  Other liabilities. . . . . . . . . . . . . .      _   621         1,164

     Total liabilities . . . . . . . . . . . .       68,225        55,613

Shareholders  equity:
  Preferred stock, par value $.01 per share;
     2,000 shares authorized; 142 shares
     issued; 133 and 138 shares outstanding. .            1             1
  Common stock, par value $.01 per share;
     10,000 shares authorized; 4,163 and
     4,064 shares issued and outstanding . . .           42            41
  Additional paid-in capital . . . . . . . . .       32,535        31,918
  Unrealized gain (loss) on investments
     available for sale (net of deferred taxes
     of $(48) and $181). . . . . . . . . . . .    (      70)          558
  Retained earnings. . . . . . . . . . . . . .       14,643        13,496

     Shareholders  equity. . . . . . . . . . .       47,151        46,014

  Total liabilities and shareholders  equity .     $115,376      $101,627




      See accompanying notes to consolidated financial statements.



                       WALSHIRE ASSURANCE COMPANY
                            AND SUBSIDIARIES
                    Consolidated Statements of Income


                                                  (In thousands,
                                                        except per share data)
                                                         Three Months Ended
                                                              June 30,_____
                                                          1996      1995
                                                       (Unaudited)(Unaudited)


Revenues:
  Premiums earned . . . . . . . . . . . . . . . . .     $14,386   $ 11,356
  Premiums ceded. . . . . . . . . . . . . . . . . .     ( 3,004)   ( 2,552)
  Net premiums earned . . . . . . . . . . . . . . .      11,382      8,804
  Net investment income . . . . . . . . . . . . . .         742        673
  Net realized gains on investments . . . . . . . .         702         73
  Other . . . . . . . . . . . . . . . . . . . . . .         187        180
     Total revenues . . . . . . . . . . . . . . . .      13,013      9,730

Expenses:
  Claims and claim settlement expenses. . . . . . .       8,380      6,126
  Reinsurance recoveries. . . . . . . . . . . . . .     (   952)   ( 1,132)
  Net claims and claim settlement expenses. . . . .       7,428      4,994
  Amortization of deferred acquisition costs. . . .       1,724      1,312
  Underwriting, general and administrative
     expenses. . . . . . . . . . . . . . . . . . . .       1,875      1,644
   Dividends to policyholders. . . . . . . . . . . .         117        -
  Interest. . . . . . . . . . . . . . . . . . . . .          91         69
     Total expenses . . . . . . . . . . . . . . . .      11,235      8,019

Income before income taxes . . . . . . . . . . . . .       1,778      1,711
Provision for income taxes . . . . . . . . . . . . .         377        357
Net income . . . . . . . . . . . . . . . . . . . . .       1,401      1,354
Less dividends on convertible preferred stock. . . .         108        115
Net income available for common stock. . . . . . . .     $ 1,293   $  1,239

Net income per common share and common equivalent
  share:
  Primary:
     Net income . . . . . . . . . . . . . . . . . .     $   .30   $    .29

     Weighted average shares outstanding. . . . . .       4,355      4,203

  Fully diluted:
     Net income . . . . . . . . . . . . . . . . . .     $   .29   $    .28

     Weighted average shares outstanding. . . . . .       4,902      4,835




See accompanying notes to consolidated financial statements.


                                   WALSHIRE ASSURANCE COMPANY
                                       AND SUBSIDIARIES
                               Consolidated Statements of Income


                                                         (In thousands,
                                                        except per share data)
                                                           Six Months Ended
                                                              June 30,_____
                                                          1996      1995
                                                       (Unaudited)(Unaudited)


Revenues:
  Premiums earned . . . . . . . . . . . . . . . . .     $28,177   $ 21,896
  Premiums ceded. . . . . . . . . . . . . . . . . .     ( 6,059)   ( 4,854)
  Net premiums earned . . . . . . . . . . . . . . .      22,118     17,042
  Net investment income . . . . . . . . . . . . . .       1,473      1,335
  Net realized gains on investments . . . . . . . .         769        139
  Other . . . . . . . . . . . . . . . . . . . . . .         362        348
     Total revenues . . . . . . . . . . . . . . . .      24,722     18,864

Expenses:
  Claims and claim settlement expenses. . . . . . .      16,767     10,986
  Reinsurance recoveries. . . . . . . . . . . . . .     ( 1,689)   ( 1,230)
  Net claims and claim settlement expenses. . . . .      15,078      9,756
  Amortization of deferred acquisition costs. . . .       3,386      2,508
  Underwriting, general and administrative
     expenses. . . . . . . . . . . . . . . . . . . .       3,688      3,162
   Dividends to policyholders. . . . . . . . . . . .         117        -
  Interest. . . . . . . . . . . . . . . . . . . . .         173        147
     Total expenses . . . . . . . . . . . . . . . .      22,442     15,573

Income before income taxes . . . . . . . . . . . . .       2,280      3,291
Provision for income taxes . . . . . . . . . . . . .         382        689
Net income . . . . . . . . . . . . . . . . . . . . .       1,898      2,602
Less dividends on convertible preferred stock. . . .         216        230
Net income available for common stock. . . . . . . .     $ 1,682   $  2,372

Net income per common share and common equivalent
  share:
  Primary:
     Net income . . . . . . . . . . . . . . . . . .     $   .39   $    .56

     Weighted average shares outstanding. . . . . .       4,341      4,178

  Fully diluted:
     Net income . . . . . . . . . . . . . . . . . .     $   .39   $    .53

     Weighted average shares outstanding. . . . . .       4,883      4,828




See accompanying notes to consolidated financial statements.


                              WALSHIRE ASSURANCE COMPANY AND SUBSIDIARIES
                               Consolidated Statements of Cash Flows
                                                           (In thousands)
                                                       except per share data)

                                                          Six Months Ended
                                                              June 30, _______

                                                          1996        1995
                                                       (Unaudited) (Unaudited)

Cash flows from operating activities:
  Net income . . . . . . . . . . . . . . . . . . . .    $ 1,898      $ 2,602
  Adjustments to reconcile net income to net
    cash provided by operating activities
      Net realized gains on investments. . . . . . .     (  769)      (  139)
      Decrease (increase) in assets:
       Accrued investment income receivable. . . . .          3           63
       Amounts receivable from reinsurers. . . . . .      1,227       (   65)
       Amounts receivable from reinsured company . .     (  916)      (   13)
       Agents  balances and installment premiums
        receivable . . . . . . . . . . . . . . . . .     (4,382)      (  604)
       Agents  balances and installment premiums
        receivable from related parties. . . . . . .        191       (1,998)
       Premium finance receivables . . . . . . . . .        698       (  971)
       Reinsurance receivables . . . . . . . . . . .     (4,454)         517
       Deferred acquisition costs. . . . . . . . . .     (  345)      (  454)
       Other, net. . . . . . . . . . . . . . . . . .     (  721)         327
      (Decrease) increase in liabilities:
       Unpaid claims, claim settlement expenses and
        claim drafts outstanding . . . . . . . . . .      7,132        1,857
       Unearned premiums . . . . . . . . . . . . . .      1,967        3,002
       Deposits by insureds. . . . . . . . . . . . .        804          470
       Other, net. . . . . . . . . . . . . . . . . .     (  268)         229
  Net cash provided by operating activities. . . . .      2,065        4,823
Cash flows from investing activities:
  Purchase of investments:
    Held to maturity . . . . . . . . . . . . . . . .     (1,377)      (1,273)
    Available for sale . . . . . . . . . . . . . . .     (8,324)      (3,511)
  Sale of investments:
    Available for sale . . . . . . . . . . . . . . .      3,456        2,596
  Maturity of investments. . . . . . . . . . . . . .      2,528          505
  Net (purchase) sale of short term and other
    investments. . . . . . . . . . . . . . . . . . .     (  494)         768
  Purchase of property and equipment . . . . . . . .     (  772)      (  369)
  Sale of property and equipment . . . . . . . . . .          9           31
  Other, net . . . . . . . . . . . . . . . . . . . .        417       (  367)
    Net cash provided by (used in) investing
      activities . . . . . . . . . . . . . . . . . .     (4,557)       1,620
Cash flows from financing activities:
  Cash dividends paid. . . . . . . . . . . . . . . .     (  750)      (  705)
  Issuance of common stock . . . . . . . . . . . . .        618          205
  Proceeds from notes payable  . . . . . . . . . . .      3,229          -
  Payment of notes payable . . . . . . . . . . . . .     (  240)      (2,515)
    Net cash provided by (used in) financing
      activities . . . . . . . . . . . . . . . . . .      2,857       (3,015)
Net increase in cash . . . . . . . . . . . . . . . .        365          188
Cash at beginning of the period. . . . . . . . . . .         99          184
Cash at end of the period. . . . . . . . . . . . . .    $   464      $   372

Se     e accompanying notes to consolidated financial statements.
6


                                   WALSHIRE ASSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

 1. The consolidated balance sheet as of June 30, 1996, the consolidated statements of income for the three and six months ended June 30, 1996 and 1995, and the consolidated statements of cash flows for the six months then ended have been prepared by Walshire Assurance Company ( the Company ) without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1996 and for all periods presented, have been made.

2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these unaudited consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company s 1995 Annual Report. The results of operations for the period ended June 30, 1996 are not necessarily indicative of the results of operations for the full year.

3. Net income per common share is computed after recognition of preferred stock dividend requirements and is based on the weighted average number of shares of common stock and common stock equivalents outstanding. The number of common shares was increased by the number of shares issuable on the exercise of options when the market price of the common stock exceeds the exercise price of the options. This increase in the number of common shares was reduced by the number of common shares that are assumed to have been purchased with the proceeds from the exercise of the options; these purchases were assumed to have been made at the average price of the common stock during that part of the year when the market price of the common stock exceeded the exercise price of the options.

     Fully diluted net income per share was determined on the assumption that the convertible preferred stock was converted and the outstanding stock options were exercised on January 1, 1996 and 1995. As to the preferred stock, net income was adjusted for dividends declared. As to the options, outstanding shares were increased as described above except that purchases of common stock are assumed to have been made at the higher of the period-end price or the average price of the common stock during that part of the year when the market price of the common stock exceeded the exercise price of the options.

4. The Company has agreed to acquire Yorktowne Mutual Insurance Company ("Yorktowne"), subject to certain conditions. Yorktowne is a multi-line writer operating solely in Pennsylvania; direct premiums written in 1995 were $6.7 million. It is anticipated that the merger will be completed near the end of the third quarter of 1996. The Company has also invested in a start-up company, Network America, Inc., which will offer products exclusively to the Company's insureds. These transactions should not materially affect Walshire's financial results for 1996.

5. Forward Looking Statements. The information contained in this Quarterly Report contains forward looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder), including without limitation, statements as to the allowances for doubtful accounts and credit losses, reserves for unpaid claims and claim settlement expenses, the classification of the Company's investment portfolio and other statements as to management's beliefs, expectations or opinions. Such forward looking statements are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those in the forward looking statements. Certain of these risks, uncertainties and other factors are discussed in this Quarterly Report or in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, a copy of which may be obtained from the Company upon request and without charge (except for the exhibits thereto).

6. Investment Considerations. In analyzing whether to make, or to continue, an investment in the Company, investors should consider, among other factors, certain investment considerations more particularly described in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, a copy of which may be obtained from the Company upon request and without charge (except for the exhibits thereto).

Item 2. Management s Discussion and Analysis of Financial Condition and Results of Operations

Revenues for the three month period ended June 30, 1996 increased $3.3 million, or 33.7%, from revenues for the three month period ended June 30, 1995. This increase was primarily the result of increases in premiums earned and net realized gains on investments. Direct premiums written increased $1.9 million, or 14.2%, in the three month period ended June 30, 1996 when compared to the same period in 1995. The following table sets forth the direct premiums written by the Company for the three month periods ended June 30, 1996 and 1995 by line of business.

                                          (In thousands)
                                    Three months ended June 30,
                                        1996          1995        %Change
          Auto liability        $ 6,954       $ 6,407         8.5 %
          Auto physical damage        5,878         4,797        22.5 %
          Workers  compensation       1,323         1,333       (  .8)%
          Inland marine                 883           685        28.9 %
          Other                         267           185        44.3 %
                 Total             $15,305       $13,407        14.2 %

Expenses for the three month period ended June 30, 1996 increased $3.2 million, or 40.1%, over expenses for the three month period ended June 30, 1995. The increase was the result of increases in net claims and claim settlement expenses, amortization of deferred acquisition costs and underwriting, general and administrative expenses. Increases in net claims and claim settlement expenses were the result of increases in earned premiums, as well as an increase in the statutory loss ratio from 59.6% in 1995 to 66.5% in 1996. The increase in the loss ratio was due primarily to an increase in the loss ratio of the Company's liability products. As a result of recent unrelated verdicts in various jurisdictions, a decision was made to increase reserves in the current period. The increase in the amortization of deferred acquisition costs was primarily the result of the increase in net premiums earned. Increases in underwriting, general and administrative expenses were primarily the result of increases in premiums written. The statutory combined ratio for the three month period ended June 30, 1996 was 94.4%, an increase from 86.6% for the three month period ended June 30, 1995. The effective tax rate for each period was approximately 21%.


8
Revenues for the six month period ended June 30, 1996 increased $5.9 million, or 31.1%, from revenues for the six month period ended June 30, 1995. This increase was primarily the result of increases in premiums earned and net realized gains on investments. Direct premiums written increased $4.9 million, or 19.9%, in the six month period ended June 30, 1996 when compared to the same period in 1995. The following table sets forth the direct premiums written by the Company for the six month periods ended June 30, 1996 and 1995 by line of business.

                                   (In thousands)
                               Six months ended June 30,
                                        1996          1995        %Change
          Auto liability        $13,119       $11,395        15.1 %
          Auto physical damage       11,410         9,082        25.6 %
          Workers  compensation       3,111         2,548        22.1 %
          Inland marine               1,739         1,367        27.2 %
          Other                         365           415       (12.0)%
               Total               $29,744       $24,807        19.9 %

Expenses for the six month period ended June 30, 1996 increased $6.9 million, or 44.1%, over expenses for the six month period ended June 30, 1995. The increase was primarily the result of increases in net claims and claim settlement expenses, amortization of deferred acquisition costs and underwriting, general and administrative expenses. Increases in net claims and claim settlement expenses were the result of increases in earned premiums, and an increase in the statutory loss ratio from 60.2% in 1995 to 69.5% in 1996. Claims in the first quarter of 1996 were negatively impacted by the most severe winter weather conditions in recent history. Claims in the second quarter of 1996 were higher due to an increase in the loss ratio of the Company's liability products. As a result of recent unrelated verdicts in various jurisdictions, a decision was made to increase reserves in the current period. The increase in the amortization of deferred acquisition costs was primarily the result of the increase in net premiums earned. Increases in underwriting, general and administrative expenses were primarily the result of increases in premiums written. The statutory combined ratio for the six month period ended June 30, 1996 was 98.1%, an increase from 87.3% for the six month period ended June 30, 1995. The decrease in the effective tax rate from 21% in 1995 to 17% in 1996 is a result of a greater portion of net income being attributable to tax exempt interest.

Liquidity and Capital Resources

Historically, the Company has generated funds sufficient to support its operations and has maintained a high degree of liquidity in its investment portfolio. The primary sources of funds to meet the demands of claim settlements and operating expenses are premiums, ceding commissions, investment income and existing lines of credit. The Company s funds generally are invested in securities with maturities intended to provide adequate funds to pay claims and expenses without the forced sale of investments. The Company believes that its current cash and short term investments, together with funds generated from operations, will be sufficient to meet its operating and capital requirements for the foreseeable future.

Part II   OTHER INFORMATION

Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities

          None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matter to a Vote of Security Holders

          The Annual Meeting of Shareholders was held on May 16, 1996. The only matter to be voted upon at the meeting was the election of three directors for a term of three years. The results of the election were as follows:

                       John J. Buchan, Jr. Peter D. Bennett Gary J. Orndorff

          Voting For        3,338,717          3,338,717        3,338,717

          Voting against
            or withheld        30,335             30,335           30,335

          Abstentions and
            Broker
            non-votes         722,391            772,391          772,391

          The terms of the following directors will expire in:

            (a)  1997
                1.  Kenneth R. Taylor
                2.  Charles W. Hash, Jr.

            (b)  1998
                1.  L. Edward Sausman
                2.  William R. Tierney, Jr.

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          Exhibits

            (a) Exhibit 27.1 Financial data schedule

          Reports on Form 8-K

            None








SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   WALSHIRE ASSURANCE COMPANY
                                   (Registrant)




DATE:  August 9, 1996                   /s/ Kenneth R. Taylor
                                   Kenneth R. Taylor
                                   President and Chief
                                   Executive Officer





DATE:  August 9, 1996                   /s/ Gary J. Orndorff
                                   Gary J. Orndorff
                                   Vice President/Treasurer
                                   and Chief Financial Officer






























SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   WALSHIRE ASSURANCE COMPANY
                                   (Registrant)




DATE:  August 9, 1996                   __________________________

                                   Kenneth R. Taylor
                                   President and Chief
                                   Executive Officer





DATE:  August 9, 1996                   __________________________

                                   Gary J. Orndorff
                                   Vice President/Treasurer
                                   and Chief Financial Officer






























