Form 10-Q
period 1996-06-30
WALSHIRE ASSURANCE COMPANY
filed 1996-11-14
CIK 818155

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC   20549

                                Form 10-Q

(Mark One)
(X)            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


           For the quarterly period ended:  September 30, 1996

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

          Class:                      Outstanding at October 31, 1996:
Common stock - $.01 Par Value                    4,226,739 shares





                WALSHIRE ASSURANCE COMPANY
   AND SUBSIDIARIES



                INDEX



                                                             PAGE
                                                             NUMBER



Part I    FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets as of September 30, 1996
          (unaudited) and December 31, 1995. . . . . . . . . . .         2

          Consolidated Statements of Income for the three
          months ended September 30, 1996 and 1995
            (unaudited). . . . . . . . . . . . . . . . . . . . . .       4

          Consolidated Statements of Income for the nine months
          months ended September 30, 1996 and 1995 (unaudited) .         5

          Consolidated Statements of Cash Flows for the nine
          months ended September 30, 1996 and 1995 (unaudited) .    6

          Notes to Consolidated Financial Statements
          (unaudited)  . . . . . . . . . . . . . . . . . . . . .    7

Item 2.   Management s Discussion and Analysis of Financial
          Condition and Results of Operations  . . . . . . . . .    8

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





WALSHIRE ASSURANCE COMPANY
AND SUBSIDIARIES



Consolidated Balance Sheets



                                                   (In thousands,
                                                    except per share data)
                                         September 30,  December 31,
               Assets                         1996          1995
                                          (Unaudited)

Investments:
  Held to maturity:
     Fixed maturities (fair value $17,036 and
       $15,712) . . . . . . . . . . . . . . . .  $ 16,999        $ 15,217
  Available for sale:
     Fixed maturities (cost $32,067 and
       $27,007) . . . . . . . . . . . . . . . .    31,927         27,215
     Equity securities (cost $9,607 and
       $8,189). . . . . . . . . . . . . . . . .     9,846          8,720
  Short-term investments . . . . . . . . . . . .     7,934          5,191
  Other investments. . . . . . . . . . . . . . .     2,084         1,867

     Total investments . . . . . . . . . . . . .    68,790        58,210

Cash. . . . . . . . . . . . . . . . . . . . . . .        415            99
Accrued investment income receivable. . . . . . .        916         864
Amounts receivable from reinsurers. . . . . . . .     2,317        3,315
Amounts receivable from reinsured company . . . .       632          595
Agents  balances (net of allowance for doubtful
  accounts of $120 and $100) . . . . . . . . . .     7,704          5,501
Installment premiums receivable . . . . . . . . .     6,876         5,965
Agents  balances and installment premiums
  receivable from related parties. . . . . . . .     3,496          3,694
Premium finance receivables (net of unearned
  finance charges and allowance for credit
  losses of $124 and $135) . . . . . . . . . . .     5,372          6,534
Reinsurance receivable. . . . . . . . . . . . . .    19,623         8,615
Deferred acquisition costs. . . . . . . . . . . .     4,943        4,831
Property and equipment, (net of accumulated
  depreciation of $1,688 and $1,284) . . . . . .     4,129          3,270
Other assets. . . . . . . . . . . . . . . . . . .     1,121           134

     Total assets. . . . . . . . . . . . . . . .  $126,334      $101,627



See accompanying notes to consolidated financial statements.



WALSHIRE ASSURANCE COMPANY
AND SUBSIDIARIES


                                   Consolidated Balance Sheets, Continued




                                                         (In thousands,
                                                     except per share data)
                                                   September 30, December 31,
Liabilities and Shareholders  Equity                   1996         1995
                                                          (Unaudited)



Liabilities:
  Unpaid claims and claim settlement expenses.     $ 33,741      $ 20,153
  Unearned premiums. . . . . . . . . . . . . .       31,769        27,555
  Short-term notes payable . . . . . . . . . .        6,323         2,250
  Long-term notes payable. . . . . . . . . . .        1,206         1,481
  Deposits by insureds . . . . . . . . . . . .        1,891         1,488
  Commissions payable to agents. . . . . . . .        1,374         1,049
  Commissions payable to related parties . . .          341           473
  Other liabilities. . . . . . . . . . . . . .      _ 1,574         1,164

     Total liabilities . . . . . . . . . . . .       78,219        55,613

Shareholders  equity:
  Preferred stock, par value $.01 per share;
     2,000 shares authorized; 142 shares
     issued; 129 and 138 shares outstanding. .            1             1
  Common stock, par value $.01 per share;
     10,000 shares authorized; 4,215 and
     4,064 shares issued and outstanding . . .           42            41
  Additional paid-in capital . . . . . . . . .       32,806        31,918
  Unrealized gain on investments available
     for sale (net of deferred taxes of $34
     and $181) . . . . . . . . . . . . . . . .           65           558
  Retained earnings. . . . . . . . . . . . . .       15,201        13,496

     Shareholders  equity. . . . . . . . . . .       48,115        46,014

  Total liabilities and shareholders  equity .     $126,334      $101,627




      See accompanying notes to consolidated financial statements.



                       WALSHIRE ASSURANCE COMPANY
                            AND SUBSIDIARIES
                    Consolidated Statements of Income


                                                  (In thousands,
                                                        except per share data)
                                                         Three Months Ended
                                                            September 30,_____
                                                          1996      1995
                                                       (Unaudited)(Unaudited)


Revenues:
  Premiums earned . . . . . . . . . . . . . . . . .     $14,622   $ 11,452
  Premiums ceded. . . . . . . . . . . . . . . . . .     ( 2,956)   ( 2,669)
  Net premiums earned . . . . . . . . . . . . . . .      11,666      8,783
  Net investment income . . . . . . . . . . . . . .         821        705
  Net realized gains on investments . . . . . . . .         272        108
  Other . . . . . . . . . . . . . . . . . . . . . .         166        183
     Total revenues . . . . . . . . . . . . . . . .      12,925      9,779

Expenses:
  Claims and claim settlement expenses. . . . . . .       9,509      5,054
  Reinsurance recoveries. . . . . . . . . . . . . .     ( 1,773)   (   129)
  Net claims and claim settlement expenses. . . . .       7,736      4,925
  Amortization of deferred acquisition costs. . . .       1,909        891
  Underwriting, general and administrative
     expenses. . . . . . . . . . . . . . . . . . . .       2,055      1,953
  Interest. . . . . . . . . . . . . . . . . . . . .         118         65
     Total expenses . . . . . . . . . . . . . . . .      11,818      7,834

Income before income taxes . . . . . . . . . . . . .       1,107      1,945
Provision for income taxes . . . . . . . . . . . . .         172        411
Net income . . . . . . . . . . . . . . . . . . . . .         935      1,534
Less dividends on convertible preferred stock. . . .         104        115
Net income available for common stock. . . . . . . .     $   831   $  1,419

Net income per common share and common equivalent
  share:
  Primary:
     Net income . . . . . . . . . . . . . . . . . .     $   .19   $    .33

     Weighted average shares outstanding. . . . . .       4,343      4,261

  Fully diluted:
     Net income . . . . . . . . . . . . . . . . . .     $   .19   $    .32

     Weighted average shares outstanding. . . . . .       4,886      4,846




See accompanying notes to consolidated financial statements.


WALSHIRE ASSURANCE COMPANY
AND SUBSIDIARIES
Consolidated Statements of Income


                                                            (In thousands,
                                                        except per share data)
                                                          Nine Months Ended
                                                            September 30,   _
                                                          1996      1995
                                                       (Unaudited)(Unaudited)


Revenues:
  Premiums earned . . . . . . . . . . . . . . . . .     $42,799   $ 33,348
  Premiums ceded. . . . . . . . . . . . . . . . . .     ( 9,015)   ( 7,523)
  Net premiums earned . . . . . . . . . . . . . . .      33,784     25,825
  Net investment income . . . . . . . . . . . . . .       2,294      2,040
  Net realized gains on investments . . . . . . . .       1,041        247
  Other . . . . . . . . . . . . . . . . . . . . . .         528        531
     Total revenues . . . . . . . . . . . . . . . .      37,647     28,643

Expenses:
  Claims and claim settlement expenses. . . . . . .      26,276     16,040
  Reinsurance recoveries. . . . . . . . . . . . . .     ( 3,462)   ( 1,359)
  Net claims and claim settlement expenses. . . . .      22,814     14,681
  Amortization of deferred acquisition costs. . . .       5,295      3,399
  Underwriting, general and administrative
     expenses. . . . . . . . . . . . . . . . . . . .       5,743      5,115
   Dividends to policyholders. . . . . . . . . . . .         117        -
  Interest. . . . . . . . . . . . . . . . . . . . .         291        212
     Total expenses . . . . . . . . . . . . . . . .      34,260     23,407

Income before income taxes . . . . . . . . . . . . .       3,387      5,236
Provision for income taxes . . . . . . . . . . . . .         554      1,100
Net income . . . . . . . . . . . . . . . . . . . . .       2,833      4,136
Less dividends on convertible preferred stock. . . .         320        345
Net income available for common stock. . . . . . . .     $ 2,513   $  3,791

Net income per common share and common equivalent
  share:
  Primary:
     Net income . . . . . . . . . . . . . . . . . .     $   .58   $    .90

     Weighted average shares outstanding. . . . . .       4,344      4,208

  Fully diluted:
     Net income . . . . . . . . . . . . . . . . . .     $   .58   $    .86

     Weighted average shares outstanding. . . . . .       4,896      4,825




See accompanying notes to consolidated financial statements.



WALSHIRE ASSURANCE COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows
                                                           (In thousands)
                                                       except per share data)

                                                         Nine Months Ended
                                                           September 30, ____

                                                          1996        1995
                                                       (Unaudited) (Unaudited)
Cash flows from operating activities:
  Net income . . . . . . . . . . . . . . . . . . . .    $  2,833    $  4,136
  Adjustments to reconcile net income to net
    cash provided by operating activities
      Net realized gains on investments. . . . . . .     ( 1,041)     (  247)
      Decrease (increase) in assets:
       Accrued investment income receivable. . . . .     (    52)        -
       Amounts receivable from reinsurers. . . . . .         998      (  962)
       Amounts receivable from reinsured company . .     (    37)     (  143)
       Agents  balances and installment premiums
        receivable . . . . . . . . . . . . . . . . .     ( 2,203)     (  846)
       Agents  balances and installment premiums
        receivable from related parties. . . . . . .     (   713)     (  971)
       Premium finance receivables . . . . . . . . .       1,162      (  930)
       Reinsurance receivables . . . . . . . . . . .     (11,008)     (  439)
       Deferred acquisition costs. . . . . . . . . .     (   112)     (  404)
       Other, net. . . . . . . . . . . . . . . . . .     (   554)        669
      (Decrease) increase in liabilities:
       Unpaid claims, claim settlement expenses and
        claim drafts outstanding . . . . . . . . . .      13,588       3,756
       Unearned premiums . . . . . . . . . . . . . .       4,214       2,207
       Deposits by insureds. . . . . . . . . . . . .         403         505
       Other, net. . . . . . . . . . . . . . . . . .         603         460
  Net cash provided by operating activities. . . . .       8,081       6,791
Cash flows from investing activities:
  Purchase of investments:
    Held to maturity . . . . . . . . . . . . . . . .     ( 3,713)     (2,410)
    Available for sale . . . . . . . . . . . . . . .     (12,755)     (5,440)
  Sale of investments:
    Available for sale . . . . . . . . . . . . . . .       4,703       3,929
  Maturity of investments. . . . . . . . . . . . . .       4,267         785
  Net (purchase) sale of short term and other
    investments. . . . . . . . . . . . . . . . . . .     ( 2,939)      1,042
  Purchase of property and equipment . . . . . . . .     ( 1,301)     (1,176)
  Sale of property and equipment . . . . . . . . . .           9         136
  Other, net . . . . . . . . . . . . . . . . . . . .         403      (  436)
    Net cash used in investing activities. . . . . .     (11,326)     (3,570)
Cash flows from financing activities:
  Cash dividends paid. . . . . . . . . . . . . . . .     ( 1,128)     (1,060)
  Issuance of common stock . . . . . . . . . . . . .         890         307
  Proceeds from notes payable  . . . . . . . . . . .       4,159         750
  Payment of notes payable . . . . . . . . . . . . .     (   360)     (3,275)
    Net cash provided by (used in) financing
      activities . . . . . . . . . . . . . . . . . .       3,561      (3,278)
Net increase (decrease) in cash. . . . . . . . . . .         316      (   57)
Cash at beginning of the period. . . . . . . . . . .          99         184
Cash at end of the period. . . . . . . . . . . . . .    $    415     $   127

Se     e accompanying notes to consolidated financial statements.

WALSHIRE ASSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

 1. The consolidated balance sheet as of September 30, 1996, the consolidated statements of income for the three and nine months ended September 30, 1996 and 1995, and the consolidated statements of cash flows for the nine months then ended have been prepared by Walshire Assurance Company ( the Company ) without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1996 and for all periods presented, have been made.

2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these unaudited consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company s 1995 Annual Report. The results of operations for the period ended September 30, 1996 are not necessarily indicative of the results of operations for the full year.

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

4. On September 30, 1996, the Company acquired Yorktowne Mutual Insurance Company and changed its name to Yorktowne Insurance Company ("Yorktowne"). Yorktowne is a multi-line writer operating solely in Pennsylvania; direct premiums written in 1995 were $6.7 million. This transaction, accounted for by the purchase method of accounting, should not materially affect Walshire's financial results for 1996.

5. Forward Looking Statements. The information contained in this Quarterly Report contains forward looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder), including without limitation, statements as to the allowances for doubtful accounts and credit losses, liabilities for unpaid claims and claim settlement expenses, the classification of the Company's investment portfolio and other statements as to management's beliefs, expectations or opinions. Such forward looking statements are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those in the forward looking statements. Certain of these risks, uncertainties and
    7
other factors are discussed in this Quarterly Report or in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, a copy of which may be obtained from the Company upon request and without charge (except for the exhibits thereto).

6. Investment Considerations. In analyzing whether to make, or to continue, an investment in the Company, investors should consider, among other factors, certain investment considerations more particularly described in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

Item 2. Management s Discussion and Analysis of Financial Condition and Results of Operations

Revenues for the three month period ended September 30, 1996 increased $3.1 million, or 32.2%, from revenues for the three month period ended September 30, 1995. This increase was primarily the result of increases in net premiums earned. Direct premiums written increased $2.6 million, or 25.0%, in the three month period ended September 30, 1996 when compared to the same period in 1995. The following table sets forth the direct premiums written by the Company for the three month periods ended September 30, 1996 and 1995 by line of business.

                                          (In thousands)
                                  Three months ended September 30,
                                        1996          1995        %Change
          Auto liability        $ 5,092       $ 4,532         12.4%
          Auto physical damage        4,980         4,458         11.7%
          Workers  compensation       1,955           768        154.6%
          Inland marine                 752           545         38.0%
          Other                         437           269         62.5%
                 Total             $13,216       $10,572         25.0%

Expenses for the three month period ended September 30, 1996 increased $4.0 million, or 50.9%, over expenses for the three month period ended September 30, 1995. The increase was primarily the result of increases in net claims and claim settlement expenses and amortization of deferred acquisition costs. The increase in net claims and claim settlement expenses was the result of an increase in earned premiums, as well as an increase in the statutory loss ratio from 57.7% in 1995 to 67.7% in 1996. The increase in the loss ratio was due primarily to increases in the loss ratio of the Company's auto liability and auto physical damage products. These increases were a result of increased loss severity during the third quarter of 1996 when compared to the same period in 1995. The increase in the amortization of deferred acquisition costs was primarily the result of the increase in net premiums earned and a decrease in ceding commission income. The statutory combined ratio for the three month period ended September 30, 1996 was 99.4%, an increase from 87.3% for the three month period ended September 30, 1995. The decrease in the effective tax rate from 21% in 1995 to 16% in 1996 is primarily the result of a greater portion of net income being attributable to tax exempt interest.

Revenues for the nine month period ended September 30, 1996 increased $9.0 million, or 31.4%, from revenues for the nine month period ended September 30, 1995. This increase was primarily the result of increases in net premiums earned and net realized gains on investments. Direct premiums written increased $7.6 million, or 21.4%, in the nine month period ended September 30, 1996 when compared to the same period in 1995. The following table sets forth the direct premiums written by the Company for the nine month periods ended September 30, 1996 and 1995 by line of business.

8
                                            (In thousands)
                                   Nine months ended September 30,
                                        1996          1995        %Change
          Auto liability        $18,211       $15,927        14.3%
          Auto physical damage       16,390        13,540        21.0%
          Workers  compensation       5,066         3,316        52.8%
          Inland marine               2,491         1,912        30.3%
          Other                         802           684        17.3%
                 Total             $42,960       $35,379        21.4%


Expenses for the nine month period ended September 30, 1996 increased $10.9 million, or 46.4%, over expenses for the nine month period ended September 30, 1995. The increase was primarily the result of increases in net claims and claim settlement expenses, amortization of deferred acquisition costs and underwriting, general and administrative expenses. Increases in net claims and claim settlement expenses were the result of increases in earned premiums, and an increase in the statutory loss ratio from 59.3% in 1995 to 68.9% in 1996. First quarter 1996 claims were negatively impacted by the most severe winter weather conditions in recent history. Claims in the second and third quarters of 1996 were higher due to an increase in the auto physical damage and auto liability loss ratios. These increases were a result of increased loss severity when compared to the same periods in 1995. The increase in the amortization of deferred acquisition costs was primarily the result of the increase in net premiums earned. Increases in underwriting, general and administrative expenses were primarily the result of increases in premiums written. The statutory combined ratio for the nine month period ended September 30, 1996 was 98.4%, an increase from 87.1% for the nine month period ended September 30, 1995. The decrease in the effective tax rate from 21% in 1995 to 16% in 1996 is a result of a greater portion of net income being attributable to tax exempt interest.

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














9

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



























                                  10

SIGNATURES

 Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   WALSHIRE ASSURANCE COMPANY
                                   (Registrant)




DATE:  November 14, 1996           /s/ Kenneth R. Taylor

                                   Kenneth R. Taylor
                                   President and Chief
                                   Executive Officer





DATE:  November 14, 1996           /s/ Gary J. Orndorff

                                   Gary J. Orndorff
                                   Vice President/Treasurer
                                   and Chief Financial Officer