Form 10-K
period 1996-12-31
WALSHIRE ASSURANCE COMPANY
filed 1997-03-27
CIK 818155

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               Form 10-K


                                           (Mark One)
       [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   For the fiscal year ended December 31, 1996

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

      Common Stock, par value $.01 per share__________4,653,193_______________
            (Title of class)               (Number of Shares Outstanding
                                              as of February 28, 1997)

      Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (ii) has been
  subject to such filing requirements for the past 90 days.  Yes X    No

       Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __

       The aggregate market value of voting stock held by non-affiliates of the Registrant is $45,792,518(1).




  DOCUMENTS INCORPORATED BY REFERENCE

  (Specific sections incorporated are identified under applicable items herein)

       Certain portions of the Company s Annual Report to Shareholders for the year ended December 31, 1996, are incorporated by reference in Parts II and IV of this Report.

       With the exception of the information incorporated by reference in Parts II and IV of this Report, the Company s Annual Report to
  Shareholders for the year ended December 31, 1996, is not to be deemed filed with the Securities and Exchange Commission for any purpose.

      Certain portions of the Company s Proxy Statement to be filed in connection with its 1997 Annual Meeting are incorporated by reference in
  Part III of this Report.

       Other documents incorporated by reference are listed in the Exhibit
  Index.

  ___________________________

  (1) The aggregate dollar amount of the voting stock set forth equals the number of shares of the Company s Common Stock outstanding, reduced by the amount of Common Stock held by officers, directors and shareholders owning in excess of 10% of the Company s Common Stock on February 28, 1997. The information provided shall in no way be construed as an admission that any officer, director or 10% shareholder in the Company may or may not be deemed an affiliate of the Company or that he is the beneficial owner of the shares reported as being held by him, and any such inference is hereby disclaimed. The information provided herein is included solely for recordkeeping purposes of the Securities and Exchange Commission.



























  INDEX


                                                                     PAGE


  PART I


  Item 1.    Business

             General ..............................................     1
             Risk Factors .........................................     2
             Business Written .....................................     5
             Marketing ............................................     5
             Reinsurance ..........................................     6
             Rates ................................................     7
             Claims ...............................................     7
             Liabilities for Unpaid Claims and Claim Settlement
               Expenses ...........................................     7
             Investments ..........................................     8
             Competition ..........................................    10
             Regulation ...........................................    10
             Employees ............................................    12

  Item 2.    Properties ...........................................    12

  Item 3.    Legal Proceedings ....................................    12

  Item 4.    Submission of Matters to a Vote of Security Holders ..    12

  Item 4.1   Executive Officers of the Registrant .................    12




  PART II

  Item 5.    Market for the Registrant s Common Equity and
             Related Stockholder Matters ..........................    12

  Item 6.    Selected Financial Data ..............................    12

  Item 7.    Management s Discussion and Analysis of Financial
             Condition and Results of Operations ..................    13

  Item 8.    Financial Statements and Supplementary Data ..........    13

  Item 9.    Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure ..................    13





  (i)






  INDEX (Continued)


  PAGE


  PART III


  Item 10.   Directors and Executive Officers of the Registrant ...    13

  Item 11.   Executive Compensation ...............................    13

  Item 12.   Security Ownership of Certain Beneficial Owners
             and Management .......................................    13

  Item 13.   Certain Relationships and Related Transactions .......    13




  PART IV


  Item 14.   Exhibits, Financial Statement Schedules and Reports
             on Form 8-K ..........................................    13




























  (ii)


  PART I

  ITEM 1:  BUSINESS

  General

     Walshire Assurance Company ( Company ) is an insurance holding company headquartered in York, Pennsylvania. Through its wholly owned subsidiaries, Lincoln General Insurance Company ( Lincoln ), Comp America Insurance Company ("Comp") and Yorktowne Insurance Company ("Yorktowne"), the Company primarily provides a specialized line of property and casualty insurance principally in Pennsylvania, and to a lesser extent, in Missouri, Georgia, Kentucky, Ohio, Maryland, Iowa and in certain other states located in the mid-Atlantic, South, Southeastern and Midwest regions of the country.

     The Company principally offers commercial automobile physical damage and liability coverages for trucks, tractors, trailers, buses and other commercial vehicles as well as workers compensation coverages for trucking employees. To a lesser extent, the Company offers certain commercial coverages for cargo in transit and other property, commonly called inland marine coverage, as well as personal automobile physical damage, homeowners, fire, farmowners, surety and fidelity coverages. The Company also provides adjusting services for claims covered by the Company and certain third parties, and financing for insurance premiums payable by customers of the Company and others. See Business Written and Claims .

     The following table sets forth the direct premiums written by the Company for the years ended December 31, 1996, 1995 and 1994 by line of business.
                                               (in thousands)
                                          Years Ended December 31,__
                                    __1996_       1995_       1994__
  Auto Liability ............       $26,140     $24,004     $18,666
  Auto Physical Damage ......        22,782      18,977      16,740
  Workers  Compensation .....         6,272       5,329       1,864
  Inland Marine .............         3,322       2,656       2,154
  Other .....................         2,579       1,054         680

                                    $61,095     $52,020     $40,104

       For the past several years, the Company s principal strategy has been to position itself within its geographical markets as a consistent and reliable provider of commercial automobile coverages for the transportation industry. The Company believes that it has been able to operate successfully in the commercial automobile market due to four principal factors: (i) the Company s comprehensive knowledge of the transportation industry which enables the Company to be more selective of the risks it underwrites and to settle claims within reasonable amounts,
  (ii) the Company s twenty-year record of operations, which evidences the Company s willingness and ability to provide a consistent market for commercial automobile coverages, (iii) the Company s strong agency force, which the Company has been able to build through careful selection, (See
   Business-Marketing), and (iv) the Company s reputation for service, which the Company has been able to build through an agency force that is knowledgeable of the trucking industry and a claims department and adjusters which settle claims relatively quickly.
    1
  The Company is a Pennsylvania corporation organized in December, 1976. The Company s principal executive offices are located at 3350 Whiteford Road, P. O. Box 3849, York, Pennsylvania 17402-0138, telephone
  (717) 757-0000. Unless the context otherwise requires, the Company refers to Walshire Assurance Company and its consolidated subsidiaries.

  Risk Factors

       In analyzing whether to make or to continue an investment in the Company, investors should consider carefully all the information contained or incorporated by reference in this Annual Report on Form 10-K and, in particular, the following:

     Forward Looking Statements. Certain information contained in this Annual Report on Form 10-K contains forward looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder), including without limitation, statements as to the allowances for doubtful accounts and credit losses, liabilities for unpaid claims and claim settlement expenses, the classification of the Company's investment portfolio and other statements as to management's beliefs, expectations or opinions. Such forward looking statements are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those in the forward looking statements.

     Nature of the Company's Business. All of the Company's premiums written are attributable to property and casualty insurance, which industry historically has been cyclical in nature and characterized by periods of relatively high levels of competition and pricing and aggressive marketing, followed by periods of capital shortages and relatively high premium rates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

     The profitability of property and casualty insurers is affected by many factors, including competition, weather conditions, natural disasters, the severity and frequency of claims, state regulation of premium rates, interest rates, crime rates, general business conditions and regulations, and court decisions that define the extent of coverage. One of the distinguishing features of the property and casualty insurance business is that its product must be priced before the costs are known, because premium rates generally are set before losses are reported. As a result, property and casualty insurers have experienced significant year-to-year fluctuations in underwriting results.

     Adequacy of Loss Reserves.  The Company maintains reserves to cover its estimated ultimate liability for claims and claim settlement expenses ("LAE") with respect to reported and incurred but not reported ("IBNR") claims as of the end of each accounting period. At any given time, these reserves are estimates of what the Company expects the ultimate settlement and administration of claims will cost, and are based on facts and circumstances then known, predictions of future events, estimates of future trends in claims severity and other variable, subjective factors. Although management uses many resources to calculate reserves, there is no precise method for accurately estimating the ultimate liability. In addition, a number of United States courts have in the past issued, and could in the future issue, decisions expanding concepts of civil liability. Such decisions have resulted in higher damage awards to injured parties. In many cases,
    2
  such decisions have also resulted in increased losses to property and casualty insurers. This possibility of expansion of insurers' liability has added to the inherent uncertainty of reserving for property and casualty losses. No assurances can be given that reserve estimates will accurately reflect actual losses incurred by the Company. Any material deficiency in reserve estimates, as compared to actual losses, could have a material adverse effect on the Company. See "Business - Liabilities for Unpaid Claims and Claim Settlement Expenses".

     Importance of Key Individual. The continued participation of Kenneth R. Taylor, the Company's President and Chief Executive Officer is important to the Company s business. The Company has entered into an employment agreement with Mr. Taylor, expiring in 1997, which contains, among other things, a covenant not to compete during the term of the agreement and for one year thereafter. Although Mr. Taylor may voluntarily terminate his employment under this agreement, he has no present intention to do so. Mr. Taylor devotes such time to the Company as he believes is appropriate, although his employment agreement provides that he is not required to devote his entire business time to the Company. The loss of the services of Mr. Taylor could adversely affect the Company s business. The Company does not maintain key-man life insurance on Mr. Taylor. See - Item 10: Directors and Executive Officers of the Registrant and Item 11: Executive Compensation .

  Importance of Key Agent. During 1996, 1995 and 1994, one of the Company s agents accounted for 16%, 23% and 24%, respectively, of the total premiums written by the Company. The loss of this agent could adversely affect the Company s business. See Item 1: BUSINESS - Marketing .

       Restrictions on Dividends and Other Distributions from Insurance Subsidiaries. One of the Company s sources of cash with which to pay dividends on its outstanding securities is dividends from Lincoln, Comp and Yorktowne ( Insurance Subsidiaries ). The Insurance Subsidiaries are subject to state laws which restrict the amount of dividends and other distributions they may pay. As of December 31, 1996, the Insurance Subsidiaries had $3,277,000 available for the payment of dividends to the Company, without the prior approval of insurance regulatory authorities. The Insurance Subsidiaries are also subject to risk-based capital requirements which may further restrict their ability to pay dividends. See Item 1: BUSINESS - Regulation and Note 11 of the Notes to Consolidated Financial Statements, incorporated by reference.

     Regulation. Insurance companies are subject to the supervision, laws and regulations of the states in which they transact business. These laws and regulations cover many aspects of their business, including licensure, the payment of dividends, the establishment of premium rates, the settlement of claims, the transfer of control and the requirement to participate in assigned risk pools. Certain changes in such laws and regulations could have a material adverse effect on the operations of insurance companies, including the Company. Specific regulatory developments which could have a material adverse effect on the operations of the insurance industry include, but are not limited to, the potential repeal of the McCarran-Ferguson Act (which exempts insurance companies from a variety of federal regulatory requirements) and possible rate rollback legislation. In addition, the administration

    3
  of such regulations is vested in state agencies which have broad powers and are concerned primarily with the protection of policyholders. Under the Pennsylvania Insurance Company Law, subject to certain exceptions, no person may make an offer to acquire control (as defined by statute) or acquire control of the Company without the prior approval of the Pennsylvania Insurance Department. Control is presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote, or holds proxies representing 10% or more of the voting securities of the Company. See Item 1: BUSINESS - Regulation .

     Competition: The property and casualty insurance industry is highly competitive on the basis of both price and service. There are numerous companies competing for business in the geographic markets in which the Company operates, and no single company dominates. See Item 1: BUSINESS
  - Competition .

       Reinsurance. The Company relies upon reinsurance agreements to limit its maximum net loss from large single risks or risks in concentrated
  areas, and to increase its capacity to write insurance.     The amount,
  availability and cost are subject to prevailing market conditions beyond the control of the Company, and such factors may affect the profitability of the Company. Reinsurance does not relieve the primary insurer from liability to its policyholders. To the extent that a reinsurer may be unable to pay losses for which it is liable under the terms of a reinsurance agreement, the Company is exposed to the risk of continued liability for such losses. However, the Company requires all of its reinsurers to have a Best s rating of A- (Excellent ) or better. Additional premiums incurred under certain reinsurance arrangements as a result of catastrophic events could adversely affect the profitability of the Company. See Item 1: BUSINESS - Reinsurance .

     Certain Provisions of the Company s Articles of Incorporation and Bylaws. The Company s Articles of Incorporation and Bylaws provide, among other things, that (i) the Board of Directors may, without further action of the shareholders of the Company, issue up to 2,000,000 shares of preferred stock with such terms as may be determined by the Board of Directors, subject to certain limitations; (ii) directors are to be elected to staggered three-year terms; (iii) directors may only be removed by a vote of shareholders entitled to cast at least 75% of the votes that all shareholders are entitled to cast thereon and, in certain cases only for cause; (iv) there is no cumulative voting for the election of directors; and (v) any proposed amendment to the Company s Articles of Incorporation or Bylaws, which is not approved by the Board of Directors, must be approved by the vote of shareholders entitled to cast at least 75% of the votes that all shareholders are entitled to cast thereon. Pursuant to these provisions, the Company issued 141,700 shares of 6 1/2% Cumulative Convertible Preferred Stock with certain preferred and special rights. These provisions could adversely affect the rights of the holders of 6 1/2% Cumulative Convertible Preferred Stock and Common Stock and may have the effect of discouraging offers to acquire the Company. In addition, as a result of the super-majority voting provisions relating to an amendment of the Company s Articles of Incorporation and Bylaws and the percentage of the outstanding shares of the Company s Common Stock that certain directors and/or officers of the Company beneficially own, such directors and/or officers will be able to defeat any amendment to such Articles or Bylaws not approved by them. No dividends may be declared or paid with respect to the Common Stock

    4
  until all accrued dividends on the 6 1/2% Cumulative Convertible Preferred Stock have been paid or set apart for payment. Copies of the Company s Articles of Incorporation and Bylaws are on file with the Securities Exchange Commission.

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

                                        (in thousands, except percentages)
                                             Years Ended December 31,___
                                           1996_       1995_       1994_

  Gross premiums written .............   $61,199     $52,138     $40,199
  Net premiums earned ................    47,002      36,191      28,848
  Combined ratio (1) .................      104%         87%         89%

       In May, 1996, Lincoln received its current rating A+ (Superior) from A. M. Best Company. Best s ratings are based upon factors relevant to policyholders and are not necessarily directed toward the protection of investors.

  Marketing

       The Company s insurance services are marketed through approximately 470 independent insurance agents. The Company selects agents based on their comprehensive knowledge of the industries to which the Company provides insurance coverages and the Company s product markets, including in particular the transportation industry, and of the geographic market in which the agents operate. During 1996, one of the Company s agents accounted for 16% of the total premiums written by the Company and another agent accounted for 5% of the total premiums written by the Company. See
   Item 13:  Certain Relationships and Related Transactions .

  _________________________
    (1) Combined ratios have been calculated in accordance with accounting principles prescribed or permitted by state regulatory agencies.

                                  5
  The Company continually monitors and evaluates each agent s performance in terms of premiums written and loss experience. The Company maintains a contingent commission program for its agents. Under this program, certain agents, who underwrite specific amounts of insurance, are entitled to receive additional commissions based upon the profitability to the Company of the business placed by the particular agent. The Company believes this program helps it to retain quality agents and encourages those agents to generate profitable business for the Company.

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

     The Company maintains excess catastrophe reinsurance covering commercial automobile physical damage and inland marine losses and excess loss reinsurance covering commercial automobile physical damage and inland marine losses occurring at a terminal. In 1997, the Company will also maintain excess of loss reinsurance for all property coverages including automobile physical damage and inland marine. Under this latter treaty, the Company's maximum loss exposure on any one risk (at a maximum coverage of $2,500,000) is $50,000.

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

  The Company s policy is to maintain reinsurance only with insurance companies with a Best s rating A- (Excellent) or better. The Company generally has experienced little difficulty in obtaining reinsurance or in receiving timely payment from its reinsurers. The Company does not believe allowances for potentially uncollectible reinsurance are needed.
  6
  Further information relating to the Company s reinsurance arrangement, see Note 2 of the Notes to Consolidated Financial Statements.

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

     Prior to 1994, the majority of the insurance written by the Company was on property risks. Property claims tend to be reported quickly and generally are settled within a relatively short period of time compared to other lines of business. As a result of this short tail , the Company was not required to monitor and recompute liabilities for unpaid claims over an extended period of time on these coverages. Moreover, because of the relatively short period of time within which these claims are settled, the effect of inflation on loss development
    7
  was not significant. In 1992, the Company began to write more liability coverages, and beginning in 1994, the majority of the business written by the Company was liability coverages. As a result, the Company is required to monitor liabilities for unpaid claims over a longer period of time than was the case when the Company principally wrote property coverages.

     The following table sets forth the unpaid claims and claim settlement expenses as of December 31, 1996, 1995 and 1994 and the age of such claims based upon the date the claim occurred.
                                                (in thousands)
                                           Years Ended December 31,___
                                         1996        1995        1994
  Unpaid claims and claim
    settlement expenses at the
    end of the period ............     $36,551     $20,153     $14,292

  Age of unpaid claims and claim
    settlement expenses at the
    end of the period:

    Zero to three months .........     $ 8,469     $ 4,836     $ 3,314
    Three to six months ..........       5,366       2,579       1,297
    Six months to one year .......       7,323       3,639       2,980
    Over one year ................      15,393       9,099       6,701

  Investments

     The following table sets forth the classification of the Company s investment portfolio as of December 31, 1996, 1995, and 1994. As of December 31, 1996, less than 3% of the debt securities in the Company s investment portfolio were considered below investment grade, principally because such securities were not rated.

                                   (in thousands, except percentages)
                                               December 31,_______________
                                   1996_____      1995_____      1994_____
                              Amount Percent Amount Percent Amount Percent
  Held to Maturity:
    Fixed Maturities:
      U.S. Treasury securi-
       ties and obligations
       of U.S. government
       corporations and
       agencies ...........   $ 6,758    9%  $ 4,141    7%  $ 1,629    3%
      Obligations of
       states and political
     subdivisions .......    11,165   16    11,076   19    14,879   30

                                       Total held to
       maturity (1) .......    17,923   25    15,217   26    16,508   33

  Available for sale:
    Fixed Maturities:
      U.S. Treasury securi-
      ties and obligations
      of U.S. government
      corporations and
      agencies.............    26,437   38     4,594    8     4,988   10
                                  8
                                     Obligations of states
     and political subdi-
     visions ..............     7,190   10    20,981   36    14,939   30
    Debt securities issued
     by foreign govern-
     ments ................        35    -        35    -        35    -
    Corporate securities ..     3,694    5     1,605    3     1,702    3

      Total fixed
      maturities (2) ......    37,356   53    27,215   47    21,664   43

   Equity securities (3) ..     8,930   12     8,720   15     7,611   15

      Total available
      for sale ............    46,286   65    35,935   62    29,275   58

  Mortgage loans ..........       107    -       116    -       124    -

  Other investments .......     1,944    3     1,751    3       744    1

  Short term
   investments (4) ........     4,758  _ 7     5,191  _ 9     3,889  _ 8

      Total investments ...   $71,018  100%  $58,210  100%  $50,540  100%
  _________________________
  (1) Securities held to maturity are valued at cost, which has been adjusted for amortization of discount or premium. Total fair value of securities held to maturity was $18,158 at December 31, 1996, $15,712 at December 31, 1995 and $16,140 at December 31,
       1994.
  (2) Fixed maturities available for sale are valued at fair value.
       Total amortized cost of fixed maturities available for sale was $37,512 at December 31, 1996, $27,007 at December 31, 1995 and
       $22,588 at December 31, 1994.
  (3) Equity securities are valued at fair value. Total costs of equity securities were $8,711 at December 31, 1996, $8,189 at December 31, 1995 and $8,263 at December 31, 1994.
  (4) Short-term investments are valued at cost, which approximates fair value.

     The following table sets forth the maturities of the Company s investment portfolio of fixed maturities as of December 31, 1996.

                                                     (in thousands
                                                  except percentages)
                                                   December 31, 1996_
                                                  Amount      Percent

  Due in one year or less ...................    $ 3,331         6%

  Due after one year through five years .....     26,209        47

  Due after five years through ten years ....     16,390        30

  Due after ten years .......................      9,349        17

  Totals                                         $55,279       100%
  9
  Mercantile Safe Deposit & Trust Company, Baltimore, Maryland, acts as investment adviser to the Company in connection with its fixed income investment portfolio.

  Competition

     The property and casualty insurance industry is highly competitive on the basis of both price and service. In recent years, the property and casualty insurance industry has been characterized by relatively high levels of competition and pricing and aggressive marketing. There are numerous companies competing for business in the geographic markets in which the Company operates, and no single company dominates. Some of the Company s competitors are national in scope and some have substantially greater financial resources than those of the Company. The Company believes it has been able to compete successfully by providing a consistent market for commercial automobile coverages and by providing quality service through agents and a staff who are knowledgeable of the transportation industry.

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

       The majority of the states in which the Company does business and proposes to do business have guaranty fund laws under which insurers doing business in such states can be assessed on the basis of premiums written by the insurer in those states in order to fund policyholder liabilities of insolvent companies. In general, under these laws, an insurer is subject to assessment, depending upon its market share of a given line of business, to assist in the payment of certain policyholders claims against insolvent insurers. The Company has made accruals for its portion of assessments related to such insolvencies based upon the most current information furnished by the guaranty associations. During the year ended December 31, 1996, the amount of such insolvency assessments paid by the Company was not material.

       The property and casualty insurance industry continues to receive a considerable amount of publicity. New regulations and legislation are being proposed to roll back premium rates, to limit damage awards, to control plaintiffs counsel fees, to bring the industry under regulation

   10

  by the federal government and to control premiums, policy terminations and other policy terms. It is not possible to predict whether, in what form or in which jurisdictions these proposals might be adopted or the effect, if any, on the Company.

     Under Pennsylvania law, the Company, as the insurance holding company for the Insurance Subsidiaries, is subject to various registration and periodic reporting requirements. In addition, the Insurance Subsidiaries are subject to various restrictions on the amount of dividends they may pay to the Company. Under Pennsylvania law, the Insurance Subsidiaries are permitted to pay, without the prior approval of the Pennsylvania Insurance Commissioner, cash or property dividends to the Company within any twelve month period in an amount up to the greater of (i) 10% of the Insurance Subsidiary's surplus as shown in its most recent annual statement on file with the Pennsylvania Insurance Department, or (ii) the net investment income earned, excluding net realized capital gains or losses, shown in such statement. The Pennsylvania Insurance Company Law also provides that each Insurance Subsidiary may pay dividends to the Company only from its profits as determined by statute.

     Effective December 31, 1994, the National Association of Insurance Companies (NAIC) required insurance companies to calculate and report information under a risk-based capital formula. Risk-based capital requirements are intended to allow insurance regulators to identify inadequately capitalized insurance companies based upon the type and mixture of risks inherent in the company s operations. The formula includes components for asset risk, liability risk, and other factors. As of December 31, 1996, each Insurance Subsidiary is above required capital levels.

     Under the Pennsylvania Insurance Company Law, without the prior approval of the Pennsylvania Insurance Department, subject to certain exceptions, no person (other than the Company) may: (i) make a tender offer for or a request or invitation for tenders of, or enter into any agreement to exchange securities or seek to acquire or acquire in the open market or otherwise, any voting security of the Company if, after the consummation thereof, such person would directly or indirectly, or by conversion or by exercise of any right to acquire, be in control of the Company, or (ii) enter into an agreement to merge with or otherwise to
  acquire control of the Company.   Control  is defined as the possession,
  direct or indirect, of the power to direct or cause the direction of the management and policies of a person, whether through the ownership of voting securities, by contract (other than a commercial contract for goods or non-management services) or otherwise, unless the power is the result of an official position with or corporate office held by the person. Control is presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote or holds proxies representing 10% or more of the voting securities of the Company. Such presumption may be rebutted upon a showing that control does not exist. The term voting security includes any security convertible into or evidencing a right to acquire a voting security. As a condition to approval, the Pennsylvania Insurance Department may require that such offer remain open a specified minimum length of time, permit certain withdrawals of shares deposited in connection with such offer and require pro rata acceptance of any shares deposited pursuant to the offer.

   11

  Employees

     As of December 31, 1996 the Company had approximately 150 employees. None of the employees of the Company is covered by a collective bargaining contract. The Company believes that its employee relations are excellent.

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

  ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

  ITEM 4.1:  EXECUTIVE OFFICERS OF THE REGISTRANT

      Set forth below is certain information concerning the executive officers of the Company who are not also directors.

          Name               Age       Position with the Company

  Richard S. Kahlbaugh       36       Vice President - Secretary and
     General Counsel of the Company

  Glenn E. Sell, Jr.         53       Vice President-Underwriting of
                                         Lincoln

     Mr. Kahlbaugh was elected Vice President - Secretary of the Company in November, 1996. Mr. Kahlbaugh joined the Company in July, 1992. Prior thereto, Mr. Kahlbaugh was an attorney with Ford New Holland, Inc.

     Mr. Sell was elected Vice President-Underwriting of Lincoln in June, 1987. Mr. Sell joined the Company in January, 1987.

                               PART II

  ITEM 5:  MARKET FOR THE REGISTRANT S COMMON EQUITY AND
           RELATED STOCKHOLDER MATTERS

     Incorporated by reference from the section entitled  Quarterly
  Common Stock Prices and Cash Dividends Per Share in the Company s Annual Report to Shareholders for the year ended December 31, 1996.

  ITEM 6:  SELECTED FINANCIAL DATA

     Incorporated by reference from the section entitled Financials at a Glance in the Company s Annual Report to Shareholders for the year ended December 31, 1996.

   12
  ITEM 7:  MANAGEMENT S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

       Incorporated by reference from the section entitled Management s Discussion and Analysis of Financial Condition and Results of Operations in the Company s Annual Report to Shareholders for the year ended December 31, 1996.

  ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       Incorporated by reference from the Company s Financial Statements, the notes thereto, and the independent auditors report included in the Company s Annual Report to Shareholders for the year ended December 31, 1996.

  ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE

     None

  PART III

  ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       Incorporated by reference from the Company s 1997 proxy statement to be filed pursuant to General Instruction G(3) to the Form 10-K, except information concerning certain Executive Officers of the Company which is set forth in Item 4.1 hereof.

  ITEM 11.  EXECUTIVE COMPENSATION

       Incorporated by reference from the Company s 1997 proxy statement to be filed pursuant to General Instruction G(3) to the Form 10-K.

  ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       Incorporated by reference from the Company s 1997 proxy statement to be filed pursuant to General Instruction G(3) to the Form 10-K.

  ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       Incorporated by reference from the Company s 1997 proxy statement to be filed pursuant to General Instruction G(3) to the Form 10-K.

                               PART IV

  ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
            ON FORM 8-K

       I.  Documents filed as part of this report:

      A. Financial Statements. The following consolidated financial statements and the notes thereto of Walshire Assurance Company, which are included in the Company s Annual Report to Shareholders for the year ended December 31, 1996, have been incorporated by reference into Item 8 of this Report on Form 10-K. The Independent Auditors Report, which covers the Company s financial statement schedules, appears on page A-1 of this Report on Form 10-K.

                                 13
                                             Consolidated Balance Sheets -
                December 31, 1996 and 1995.

            Consolidated Statements of Income -
                Years ended December 31, 1996, 1995 and 1994.

            Consolidated Statements of Shareholders  Equity -
                Years ended December 31, 1996, 1995 and 1994.

            Consolidated Statements of Cash Flows -
                Years ended December 31, 1996, 1995 and 1994.

            Notes to Consolidated Financial Statements

       B.  Schedules.

                   Independent Auditors  Report on Schedules        A-1

               I.  Summary of Investments Other Than
                    Investments in Related Parties -
                    December 31, 1996.                              A-2

              II.  Condensed Financial Information of Registrant -
                    December 31, 1996 and 1995 and Years
                    ended December 31, 1996, 1995 and 1994          A-3

         III.  Supplementary Insurance Information -
                    Years Ended December 31, 1996, 1995 and 1994    A-6

          IV.  Reinsurance -
                    Years Ended December 31, 1996, 1995 and 1994    A-7

           V.  Valuation and Qualifying Accounts -
                    Years Ended December 31, 1996, 1995 and 1994.   A-8

          VI.  Disclosures concerning unpaid claims and claim
                settlement expenses of property-casualty
                underwriters                                   A-9

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

       (1)  3.1  Amended and Restated Articles of Incorporation of
                    the Company.

          (1)  3.2  Bylaws of the Company.

          (4)  3.3  Statement with Respect to 6 1/2% Cumulative
                    Convertible Preferred Stock.

          (1)  4.1  Specimen Common Stock Certificate of the Company.

          (4)  4.2  Specimen Preferred Stock Certificate of the Company.

   14
      (*) (1) 10.1  The Company s 1987 Stock Option Plan.

      (*) (1) 10.2  The Company s Employee Stock Purchase Plan.

      (*) (4) 10.4  Second Amended and Restated Employment Agreement,
                    dated June 22, 1992, between the Company and Kenneth
                    R. Taylor

      (*) (2) 10.6  The Company s 1990 Stock Option Plan for Non-Employee
                    Directors.

          (3) 10.7 Mortgage and Note, dated July 10, 1989, between Walshire Assurance Company and Gary J. Orndorff

      (*) (3) 10.8  Walshire Assurance Company Master 401(k) Plan and
                    Trust

          (5) 10.10 Term Loan Agreement, dated January 25, 1995, between the Company and Mercantile Pennsylvania Corporation.

      (*) (1) 10.22 Form of Director s Stock Option Agreement.

          (6) 11.1  Computation of Per Share Earnings

          (6) 13.1 Annual Report to Shareholders for the year ended December 31, 1996 (such report, except for those portions expressly incorporated by reference in this Report on Form 10-K, is furnished for the information of the Commission and is not to be deemed filed as part of this Report on Form 10-K).

          (6) 21.1  Subsidiaries of the Company.

          (6) 23.1  Consent of KPMG Peat Marwick LLP
  _________________________
          (1) Incorporated by reference from the Company s Registration Statement on Form S-1, and all amendments thereto, (Registration No. 33-15549), which was declared effective on September 3, 1987.

       (2) Incorporated by reference from the Company s Form 10-K
              (Commission File No. 0-16267), dated March 28, 1990.

          (3) Incorporated by reference from the Company s Form 10-K (Commission File No. 0-16267), dated March 28, 1991.

          (4) Incorporated by reference from the Company s Form 10-K (Commission File No. 0-16267), dated March 28, 1994.

          (5) Incorporated by reference from the Company s Form 10-K (Commission File No. 0-16267), dated March 27, 1995.

          (6) Filed herewith.

         II.  Reports on Form 8-K.

         No reports on Form 8-K were filed during the quarter ended December 31, 1996.
   15


                             SIGNATURES


       Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              WALSHIRE ASSURANCE COMPANY

  Date:  March 21, 1997                   BY: /s/ KENNETH R. TAYLOR_ _____
                                              KENNETH R. TAYLOR,
                                              President and Chief
                                              Executive Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 21, 1997.

  SIGNATURES                           TITLE



  /s/ KENNETH R. TAYLOR_______
  KENNETH R. TAYLOR                    President & Chief Executive Officer
                                        and Director (Principal Executive
                                Officer)

  /s/ GARY J. ORNDORFF________
  GARY J. ORNDORFF                  Vice President/Treasurer and
                                Director (Principal Financial
                                and Accounting Officer)

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

  /s/ WILLIAM R. TIERNEY, JR._
  WILLIAM R. TIERNEY, JR.              Director










                       16










                       Independent Auditors  Report





  The Board of Directors and Shareholders
  Walshire Assurance Company:

  Under date of February 28, 1997, we reported on the consolidated balance sheets of Walshire Assurance Company and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders equity, and cash flows for each of the years in the three-year period ended December 31, 1996, as contained in the 1996 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1996. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed at Item 14B. These financial statement schedules are the responsibility of the Company s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

  In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



                                           KPMG Peat Marwick LLP

  Harrisburg, Pennsylvania
  February 28, 1997

                                                                     Schedule I
  WALSHIRE ASSURANCE COMPANY
  AND SUBSIDIARIES

                       Summary of Investments     Other Than
  Investments in Related       Parties

                       December 31, 1996
              (in thousands)

  Amount at which
                                                   Fair     shown in the
  Type of Investment                    Cost__     Value_   balance sheet_
   Held to Maturity:
    Fixed maturities:
     U. S. Government and Agencies.    $ 6,758    $ 6,769      $ 6,758
     States and political
      subdivisions ................     11,165     11,389       11,165

      Total held to maturity ......     17,923     18,158       17,923

   Available for sale:
    Fixed maturities:
     U. S. Government and Agencies.     26,532     26,437       26,437
     States and political
      subdivisions ................      7,238      7,190        7,190
     Foreign governments ..........         35         35           35
     Corporate securities .........      3,707      3,694        3,694

      Total fixed maturities ......     37,512     37,356       37,356
    Equity securities:
     Common Stocks:
      Public Utilities ............        545        551          551
      Banks, trusts and insurance
       companies ..................      2,278      2,481        2,481
      Industries, miscellaneous
       and all other ..............      4,487      4,412        4,412
     Non-redeemable preferred
      stock........................      1,401      1,486        1,486

      Total equity securities .....      8,711      8,930        8,930

      Total available for sale ....     46,223     46,286       46,286

   Short-term investments .........      4,758      4,758        4,758

   Other investments ..............      2,051      2,051        2,051

                                       $70,955    $71,253      $71,018

  Schedule II

  WALSHIRE ASSURANCE COMPANY
  AND SUBSIDIARIES

                       Condensed Financial Information of Registrant

                       Walshire Assurance Company

                       Balance Sheets
                (Parent Company)

                       December 31

                                                       (in thousands,
                                                   except per share data)

                                                      1996        1995
  Assets:
    Investments:
      Available for sale:
        Fixed maturities. . . . . . . . . . . .    $ 1,570      $ 1,430

        Equity securities . . . . . . . . . . .      3,900        4,034
      Short-term investments. . . . . . . . . .         98          368
      Other investments . . . . . . . . . . . .      2,041        1,857
        Total investments . . . . . . . . . . .      7,609        7,689
    Cash. . . . . . . . . . . . . . . . . . . .        154           45
    Receivable from subsidiaries. . . . . . . .      1,641          897
    Investment in subsidiaries. . . . . . . . .     44,255       40,344
    Property and equipment, net . . . . . . . .      1,301          786
    Other assets. . . . . . . . . . . . . . . .        397          369
        Total assets. . . . . . . . . . . . . .    $55,357      $50,130

  Liabilities
    Notes payable . . . . . . . . . . . . . . .    $ 8,256      $ 3,731
    Other liabilities . . . . . . . . . . . . .        267          385
        Total liabilities . . . . . . . . . . .      8,523        4,116
  Shareholders  equity:
    Preferred stock, par value $.01 per
      share; 2,000 shares authorized;
      128 and 138 shares issued and
      outstanding. . . . . . . . . .  . . . . .          1            1
    Common stock, par value $.01 per
      share; 10,000 shares authorized;
      4,651 and 4,064 shares issued and
      outstanding . . . . . . . . . . . . . . .         47           41
    Additional paid-in capital. . . . . . . . .     38,648       31,918
    Unrealized gains on investments available
      for sale of parent and subsidiaries (net
      of deferred taxes of $21 and $181). . . .         42          558
    Retained earnings . . . . . . . . . . . . .      8,096       13,496
        Shareholders  equity. . . . . . . . . .     46,834       46,014
        Total liabilities and
          shareholders  equity. . . . . . . . .    $55,357      $50,130


  See notes to consolidated financial statements.

  Schedule II
  (continued)

  WALSHIRE ASSURANCE COMPANY
  AND SUBSIDIARIES


                       Condensed Financial Information of Registrant


                       Walshire Assurance Comp        any

                       Statements of Income
             (Parent Company)

                       Years Ended December 31


                                                  (in thousands)
                                            1996       1995       1994
  Revenues:
    Net investment income . . . . . .     $ 1,353    $   949    $   479
    Net realized gains on
      investments . . . . . . . . . .         596        160        539
    Management fees-subsidiaries. . .         210        247        216
    Other . . . . . . . . . . . . . .           4          9        -

        Total revenues. . . . . . . .       2,163      1,365      1,234

  Expenses:
    General and administrative. . . .         914      1,109      1,004
    Interest. . . . . . . . . . . . .         487        247        193

        Total expenses. . . . . . . .       1,401      1,356      1,197

  Income before (recovery of)
    income taxes and equity in
    net income of subsidiaries. . . .         762          9         37
  (Recovery of) income taxes. . . . .      (  316)    (  176)    (   74)


  Income before equity in net
    income of subsidiaries. . . . . .       1,078        185        111
  Equity in net income of
    subsidiaries. . . . . . . . . . .         844      5,298      3,677

  Net income. . . . . . . . . . . . .     $ 1,922    $ 5,483    $ 3,788


  See notes to consolidated financial statements.

                                                          Schedule II
                                                          (continued)

  WALSHIRE ASSURANCE COMPANY AND SUBSIDIARIES

  Condensed Financial Information of Registrant

  Walshire Assurance Company

  Statement of Cash Flow
  (Parent Company)

  Years ended December 31

                                                      (in thousands)
                                                 1996      1995     1994


  Cash flows from operating activities:
    Net income . . . . . . . . . . . . . . .   $ 1,922  $ 5,483  $  3,788
    Equity in net income of subsidiaries . .    (  844)  (5,298)  ( 3,677)
    (Increase)decrease in receivable
     from subsidiaries . . . . . . . . . . .    (  744)   1,396     1,553
    Other. . . . . . . . . . . . . . . . . .    (  554)  (   76)  (   661)

  Net cash (used in)provided by
     operating activities. . . . . . . . . .    (  220)   1,505     1,003

  Cash flows from investing activities:
    Purchase of investments. . . . . . . . .    (5,988)  (5,314)  (15,630)
    Sale or maturity of investments. . . . .     6,843    4,275    13,575
    Decrease (increase) in investment in
      subsidiaries . . . . . . . . . . . . .       570   (1,218)      968
    Capital contribution to subsidiaries . .    (3,637)     -     ( 4,725)
    Net purchase of property and equipment .    (  698)  (  637)  (    78)
    Other, net . . . . . . . . . . . . . . .    (  695)   1,107   (   639)

  Net cash used in investing activities. . .    (3,605)  (1,787)  ( 6,529)

  Cash flows from financing activities:
    Cash dividends paid. . . . . . . . . . .    (1,515)  (1,416)  ( 1,104)
    Issuance of common stock . . . . . . . .       924      330       284
    Issuance of preferred stock. . . . . . .       -        -       6,777
    Proceeds from notes payable. . . . . . .     5,005    1,770       -
    Payment of bonds and notes payable . . .    (  480)  (  440)  (  355)

  Net cash provided by financing activities.     3,934      244     5,602

  Net increase (decrease) in cash. . . . . .       109   (   38)       76
  Cash at beginning of the year. . . . . . .        45       83         7

  Cash at the end of the year. . . . . . . .   $   154  $    45   $    83


  See notes to consolidated financial statements.

  Schedule III



  WALSHIRE ASSURANCE COMPANY
  AND SUBSIDIARIES


  Supplementary Insurance Information
  (in thousands)


                                              Unpaid
     Other                            Net

                                            claims and
     policy                         claims  Amortization
                                 Deferred     claim
     claims     Net      Net      and claim  of deferred   Other
     Net
                                acquisition settlement Unearned
   benefits  premium investment  settlement acquisition
  operating premiums
                                   costs___  expenses_ premiums
   payable   revenue   income__   expenses     costs___
  expenses written_



  Period

  Year ended December 31, 1996
    Property-Casualty              $5,193     36,551     33,250
      -       47,002    3,168     34,602       7,424     8,110
     48,970




  Year ended December 31, 1995
    Property-Casualty              $4,831     20,153     27,555
      -       36,191    2,721     20,377       5,447     6,930
     42,569



  Year ended December 31, 1994
    Property-Casualty              $3,791     14,292     21,065
      -       28,848    2,310     16,435       5,266     5,759
     33,147

  Schedule IV


  WALSHIRE ASSURANCE COMPANY
  AND SUBSIDIARIES


  Reinsurance
  (in thousand, except percentages)



                                                        Ceded to
  Assumed                   Percentage
                                        Gross            other        from
  other       Net        of amount
        Type of Premiums                Amount          companies
  companies       amount    assumed to net

  Year ended December 31, 1996
  Premiums written:
    Property-Casualty                  $61,095           12,229          104
          48,970         .2%



  Year ended December 31, 1995
  Premiums written:
    Property-Casualty                  $52,020            9,569          118
          42,569         .3%



  Year ended December 31, 1994
  Premiums written:
    Property-Casualty                  $40,104            7,052
  95          33,147         .3%

  Schedule V

  WALSHIRE ASSURANCE COMPANY
  AND SUBSIDIARIES

  Valuation and Qualifying Accounts
  (in thousands)

                                                    _Additions(Recoveries)
      Deductions-
                                   Balance at       Charged to  Charged to
        Amounts       Balance at
                                  beginning of      costs and     other
        written         end of
                                     period          expense     accounts
          off           period

  Year ended December 31, 1996
    Agents  balances reserve for
     bad debts                       $100               57         -
         (37)            120
    Premium finance receivables
     reserve for bad debts             67              ( 6)        -
         (12)             49

            Total                    $167               51         -
         (49)            169

  Year ended December 31, 1995
    Agents  balances reserve for
     bad debts                       $100                6         -
         ( 6)            100
    Premium finance receivables
     reserve for bad debts             48               22         -
         ( 3)             67

           Total                     $148               28         -
         ( 9)            167

  Year ended December 31, 1994
    Agents  balances reserve for
     bad debts                       $100               29         -
          (29)           100
    Premium finance receivables
     reserve for bad debts             42               12         -
          ( 6)            48

           Total                     $142               41         -
          (35)           148

                                  Schedule VI

  WALSHIRE ASSURANCE COMPANY
  AND SUBSIDIARIES
  Disclosures concerning unpaid claims and claim settlement expenses of property-casualty underwriters
  (in thousands)


                  Year Ended December 31

                                       1996        1995
  1994       1993       1992       1991        1990        1989
       1988      1987
  Net liability at end of
    year for unpaid claims
    and claim settlement
    expenses. . . . . . . . .       $ 22,342    $ 13,149   $
  9,001   $  6,443   $  2,810   $  1,548    $  1,808    $  1,389
    $   899   $   586
  Net liability
    reestimated as of:
    One year later. . . . . .                   16,388
  9,327      6,282      2,849      1,187       1,125       2,339
        241       677
    Two years later . . . . .
  10,649      6,284      2,907      1,251       1,135
  2,150        989       677
    Three years later . . . .
           6,781      2,952      1,349       1,173       2,231
        960       677
    Four years later. . . . .
                      3,145      1,315       1,155       2,244
        954       677
    Five years later. . . . .
                                 1,439       1,087       2,212
        930       679
    Six years later . . . . .
                                             1,270       2,177
        928       678
    Seven years later . . . .
                                                         2,158
        886       668
    Eight years later . . . .

        883       658
    Nine years later  . . . .

                  658

  Cumulative deficiency
    (excess). . . . . . . . .                      3,239
  1,648        338        335    (   109)    (   538)        769
     (   16)       72

  Cumulative amount of
    liability paid through:
    One year later. . . . . .                   $  8,214   $
  4,982   $  3,200   $  1,850   $  1,132    $  1,099    $  1,988
    $   206   $   677
    Two years later . . . . .
  7,804      4,303      2,402      1,234       1,163       2,161
        989       677
    Three years later . . . .
           5,623      2,506      1,330       1,134       2,211
        960       677
    Four years later. . . . .
                      2,995      1,223       1,180       2,187
        954       677
    Five years later. . . . .
                                 1,458       1,073       2,224
        932       679
    Six years later . . . . .
                                             1,275       2,160
        930       678
    Seven years later . . . .
                                                         2,159
        886       668
    Eight years later . . . .

        883       658
    Nine years later  . . . .

                  658



        Year Ended December 31,
                                                         1996
  1995
  Gross liability at end of year . . . . . .           $36,551
  $20,153
  Reinsurance recoverable. . . . . . . . . .            14,209
  7,004
  Net liability at end of year . . . . . . .            22,342
  13,149
  Gross reestimated liability -- latest. . .
  26,781
  Reestimated recoverable -- latest. . . . .
  10,393
  Net reestimated liability -- latest. . . .
  16,388
  Gross cumulative deficiency. . . . . . . .
  6,628

  SECURITIES AND EXCHANGE COM  MISSION
  Washington, D.C.  20549





                     ___________________________ ________





                     Exhibits
                 to
                    Annual Report on Form 10-K
  Pursuant to Section 13 or 15(d) of the
  Securities Exchange Act of    1934




                     ______________________________________






                     Walshire Assurance Company



















                     INDEX

                     Exhibits to Annual Report on 10-K
                      Sequential
         Number             Title of Document                  Page No.

          (1)  3.1  Amended and Restated Articles of
                    Incorporation of the Company.

          (1)  3.2  Bylaws of the Company.

          (4)  3.3  Statement with Respect to 6 1/2%
                    Cumulative Convertible Preferred Stock.

          (1)  4.1  Specimen Common Stock Certificate of the
                    Company.

          (4) 4.2 Specimen Preferred Stock Certificate of the Company.

      (*) (1) 10.1  The Company s 1987 Stock Option Plan.

      (*) (1) 10.2  The Company s Employee Stock Purchase Plan.

      (*) (4) 10.4  Second Amended and Restated Employment
                    Agreement, dated June 22, 1992, between
                    the Company and Kenneth R. Taylor.

      (*) (2) 10.6  The Company s 1990 Stock Option Plan for
                    Non-Employee Directors.

          (3) 10.7  Mortgage and Note, dated July 10, 1989,
                    between Walshire Assurance Company
                    and Gary J. Orndorff.

      (*) (3) 10.8  Walshire Assurance Company Master 401(k)
                    Plan and Trust.

          (5)10.10  Term Loan Agreement, dated January 25,
                    1995 between the Company and Mercantile
                    Pennsylvania Corporation.

      (*) (1) 10.22 Form of Director s Stock Option Agreement.

          (6) 11.1  Computation of Per Share Earnings

          (6) 13.1 Annual Report to Shareholders for the year ended December 31, 1996 (such report, except those portions expressly incorporated by reference in this Report on Form 10-K, is furnished for the information of the Commission and is not to be deemed filed as part of this Report on Form 10-K).

          (6) 21.1  Subsidiaries of the Company.

          (6) 23.1  Consent of KPMG Peat Marwick LLP



  ____________________
          (1) Incorporated by reference from the Company s
              Registration Statement on Form S-1, and all amendments thereto, (Registration No. 33-15549), which was declared effective on September 3, 1987.

          (2) Incorporated by reference from the Company s
              Form 10-K (Commission File No. 0-16267), dated
              March 28, 1990.

          (3) Incorporated by reference from the Company s
              Form 10-K (Commission File No. 0-16267), dated
              March 28, 1991.

          (4) Incorporated by reference from the Company s
              Form 10-K (Commission File No. 0-16267), dated
              March 28, 1994.

          (5) Incorporated by reference from the Company s
              Form 10-K (Commission File No. 0-16267), dated
              March 27, 1995.

          (6) Filed herewith.





























































  EXHIBIT 11.1








































                     EXHIBIT 11.1



                     COMPUTATION OF PER SHARE EARNINGS



                                               1996      1995      1994


  Primary Earnings Per Share


  Earnings Per Share Based on Average
    Shares Outstanding                        $  .33    $ 1.14    $  .79

  Impact of Stock Options Utilizing
    Treasury Stock Method                      ( .02)    ( .06)    ( .03)

      Primary Earnings Per Share              $  .31    $ 1.08    $  .76



  Fully Diluted Earnings Per Share


  Earnings Per Share Based on Average
    Shares Outstanding                        $  .33    $ 1.14    $  .79

  Impact of Stock Options Utilizing
    Treasury Stock Method                      ( .02)    ( .07)    ( .03)

  Impact of Conversion of 6 1/2%
    Convertible Preferred Stock                  -       ( .04)      -__


      Fully Diluted Earnings Per Share        $  .31    $ 1.03    $  .76










































  EXHIBIT 13.1

































  Corporate Profile
  Walshire Assurance Company is an insurance holding company with headquarters in York, Pennsylvania. Through its subsidiaries, Walshire conducts business in three insurance-related areas: property and casualty insurance (Lincoln General Insurance Company, Comp America Insurance Company and Yorktowne Insurance Company), insurance premium finance (Agents Budget Corporation Consumer Discount Company, Inc. and Yorktowne Premium Finance Company) and claims adjustment services (King American Ltd.).


  Table Of Contents
  Financials at a Glance 3
  Letter from the President 4
  A Decade of Achievements 6
  A Decade of Product Line Growth 8
  A Decade of Premium Growth 10
  A Decade of Commitment 12
  Management's Discussion and Analysis 14
  Management Report 16
  Independent Auditors' Report 16
  Financial Statements 17
  Quarterly Common Stock Prices and Cash Dividends Per Share 32
  Board of Directors, Officers, Subsidiaries and Corporate Information Inside Back Cover


  Financials
  at a Glance

  (In thousands, except per share data and ratios)
  Year Ended December 31, 1996 1995 1994 1993 1992
  Total Revenues $ 52,679 $ 39,927 $32,607 $25,920 $19,933
  Net Income 1,922 5,483 3,788 2,619 2,563
  Primary Net Income Per Share (1) .31 1.08 .76 .62 .85
  Fully-Diluted Net Income
   Per Share (1) .31 1.03 .76 .61 .71
  Dividends Paid on Common Stock 1,083 955 846 779 503
  Dividends Per Common Share (1) .236 .215 .193 .189 .167
  Gross Premiums Written 61,199 52,138 40,199 31,583 24,252
  Loss Ratio (2) 75% 59% 59% 55% 47%
  Combined Ratio (2) 104% 87% 89% 90% 82%


  December 31,1996 1995 1994 1993 1992
  Total Investments $ 71,018 $ 58,210 $50,540 $40,324 $32,074
  Total Assets 130,936 101,627 83,068 66,345 54,279
  Long-Term Debt 1,076 1,481 1,921 16 5,208
  Shareholders' Equity 46,834 46,014 40,014 32,041 24,829
  Book Value Per Common Share (1) 8.75 8.82 7.55 7.36 7.03 Common Shares Outstanding (1) 4,651 4,470 4,402 4,359 3,533


  (1) These amounts reflect the following events: (i) in August, 1992, the Company declared a
  5% stock dividend, (ii) in October and November, 1992, the Company converted $4,522 of its 10% Convertible Subordinated Debentures into 549 shares of common stock, (iii) in January and May, 1993, the Company converted $4,709 of its 10% Convertible
  Subordinated Debentures into 572 shares of common stock, (iv) in November, 1994, the
  Company declared a 5% stock dividend, (v) in October, 1995 the Company converted 4 shares of its 6%1/2% Convertible Preferred Stock into 15 shares of common stock, (vi) in
  December, 1995 the Company declared a 10% stock dividend, (vii) throughout 1996, the
  Company converted 10 shares of its 6%1/2% Convertible Preferred Stock into 39 shares of common stock, and (viii) in December, 1996 the Company declared a 10% stock dividend. Included in 1992 earnings per share were extraordinary expenses of $112, or
  $.04 per share ($.03 per share fully-diluted), relating to the redemption of $1,333 of the
  10% Convertible Subordinated Debentures. Included in 1993 earnings per share was additional income of $61, or $.01 per share, resulting from the change in accounting for income taxes. Included in 1994 book value per common share was an additional $.06 per share, resulting from the change in accounting for debt and equity securities.

  (2) Loss ratios and combined ratios have been calculated in accordance with accounting principles prescribed or permitted by state regulatory agencies.


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

  Kenneth R. Taylor Gary J. Orndorff
  President and Vice President/Treasurer and
  Chief Executive Officer Chief Financial Officer




  Independent
  Auditors'
  Report
  The Board of Directors and Shareholders
  Walshire Assurance Company:

  We have audited the accompanying consolidated balance sheets of Walshire Assurance
  Company and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Walshire Assurance Company and subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

  Harrisburg, Pennsylvania KPMG Peat Marwick LLP
  February 28, 1997


  Walshire Assurance Company and Subsidiaries
  Consolidated Balance Sheets
  December 31
  (in thousands, except
  per share data)
  1996 1995
  Assets
  Investments:
  Held to maturity:
  Fixed maturities (fair value $18,158 and $15,712) $ 17,923 $ 15,217
  Available for sale:
  Fixed maturities (cost $37,512 and $27,007) 37,356 27,215
  Equity securities (cost $8,711 and $8,189) 8,930 8,720
  Short-term investments 4,758 5,191
  Other investments 2,051 1,867
  Total investments 71,018 58,210
  Cash 637 99
  Accrued investment income receivable 847 864
  Amounts receivable from reinsurers 1,837 3,315
  Amounts receivable from reinsured company 563 595
  Agents' balances and direct bill receivable
  (net of allowance for doubtful accounts of $120 and $100) 8,501 5,501 Installment premiums receivable 8,514 5,965
  Agents' balances and installment premiums receivable from related parties 3,073 3,694
  Premium finance receivables (net of unearned finance charges and allowance for credit losses of $109 and $135) 4,836 6,534 einsurance receivable 19,699 8,615
  Deferred acquisition costs 5,193 4,831
  Property and equipment (net of accumulated depreciation of $1,725 and $1,284) 4,526 3,270
  Other assets 1,692 134
  Total assets $130,936 $101,627

  Liabilities and Shareholders' Equity
  Liabilities:
  Unpaid claims and claim settlement expenses $ 36,551 $ 20,153
  Unearned premiums 33,250 27,555
  Short-term notes payable 7,293 2,250
  Long-term notes payable 1,076 1,481
  Deposits by insureds 2,380 1,488
  Commissions payable to agents 1,681 1,049
  Commissions payable to related parties 401 473
  Other liabilities 1,470 1,164
  Total liabilities 84,102 55,613
  Shareholders' equity:
  Preferred stock, par value $.01 per share; 2,000 shares authorized; 128 and 138 shares issued and outstanding 1 1
  Common stock, par value $.01 per share; 10,000 shares authorized; 4,651 and 4,064 shares issued and outstanding 47 41
  Additional paid-in capital 38,648 31,918
  Unrealized gains on investments available for sale
  (net of deferred taxes of $21 and $181) 42 558
  Retained earnings 8,096 13,496
  Shareholders' equity 46,834 46,014
  Total liabilities and shareholders' equity $130,936 $101,627

  See accompanying notes to consolidated financial statements.


  Walshire Assurance Company and Subsidiaries
  Consolidated Statements of Income
  (in thousands, except per share data)
  Years ended December 31, 1996 1995 1994
  Revenues:
  Premiums earned $59,020 $45,648 $35,778
  Premiums ceded (12,018) (9,457) (6,930)
  Net premiums earned 47,002 36,191 28,848
  Net investment income 3,168 2,721 2,310
  Net realized gains on investments 1,778 316 743
  Other 731 699 706
  Total revenues 52,679 39,927 32,607




  Expenses:
  Claims and claim settlement expenses 41,030 23,045 18,254
  Reinsurance recoveries (6,428) (2,668) (1,819)
  Net claims and claim settlement expenses 34,602 20,377 16,435
  Amortization of deferred acquisition costs 7,424 5,447 5,266
  Underwriting, general and administrative expenses 8,110 6,930 5,759 Dividends to policyholders .153 -- --
  Interest 488 290 264
  Total expenses 50,777 33,044 27,724
  Income before income taxes 1,902 6,883 4,883
  Provision for income taxes (benefit) (20) 1,400 1,095
  Net income 1,922 5,483 3,788
  Less dividends on convertible preferred stock 424 458 374
  Net income available for common stock $1,498  $5,025  $3,414
  Net income per common share and common equivalent share:
  Primary:
  Net income $.31  $1.08  $.76
  Weighted average shares outstanding 4,791 4,649 4,507
  Fully diluted:
  Net income $.31  $1.03  $.76
  Weighted average shares outstanding 4,791 5,348 4,507
  See accompanying notes to consolidated financial statements.


  Walshire Assurance Company and Subsidiaries
  Consolidated Statements of Cash Flows
  (in thousands)
  Years ended December 31, 1996 1995 1994
  Cash flows from operating activities:
  Net income $1,922  $5,483  $3,788
  Adjustments to reconcile net income to
  net cash provided by operating activities
  Net realized gains on investments (1,778) (316) (743)
  Decrease (increase) in assets:
  Accrued investment income receivable 17 31 (109)
  Amounts receivable from reinsurers 1,478 (671) (1,708)
  Amounts receivable from reinsured company 32 730 (10)
  Agents' balances, direct bill and installment
  premiums receivable (5,510) (4,206) (2,844)
  Agents' balances and installment
  premiums receivable from related parties 582 (1,436) 65
  Premium finance receivables 1,698 (1,856) (586)
  Reinsurance receivable (11,084) (2,260) (513)
  Deferred acquisition costs (362) (1,040) (576)
  Other, net (972) 809 196
  (Decrease) increase in liabilities:
  Unpaid claims and claim settlement expenses 16,398 5,861 2,528
  Unearned premiums 5,695 6,490 4,421
  Deposits by insureds 892 741 48
  Other liabilities 304 347 (267)
  Other, net 560 737 185
  Net cash provided by operating activities 9,872 9,444 3,875
  Cash flows from investing activities:
  Purchase of investments:
  Held to maturity (4,463) (3,805) (5,078)
  Available for sale (44,818) (10,539) (19,227)
  Sale of investments:
  Available for sale 32,711 9,234 9,654
  Maturity of investments 4,221 1,910 1,925
  Net (purchase) sale of short term and
  other investments 254 (2,212) 583
  Purchase of property and equipment (1,853) (1,210) (426)
  Sale of property and equipment 11 135 84
  Other, net 548 (335) 1,085
  Net cash used in investing activities (13,389) (6,822) (11,400)
  Cash flows from financing activities:
  Cash dividends paid (1,507) (1,412) (1,104)
  Issuance of common stock 924 330 284
  Issuance of preferred stock -- -- 6,777
  Proceeds from notes payable 5,118 1,770 2,145
  Payment of notes payable.(480) (3,395) (449)
  Net cash provided by (used in) financing activities 4,055 (2,707) 7,653 Net increase (decrease) in cash 538 (85) 128
  Cash at beginning of the year 99 184 56
  Cash at end of the year $637  $99  $184

  See accompanying notes to consolidated financial statements.


  Walshire Assurance Company and Subsidiaries
  Consolidated Statements of Shareholders' Equity
  (in thousands, except per share data)
  Years ended December 31, 1996 1995 1994
  Preferred Stock
  Shares outstanding
  Balance at beginning of year 138 142 --
  Shares issued pursuant to private placement offering -- -- 142
  Shares converted to common stock (10) (4) --
  Balance at end of year 128 138 142
  Preferred Stock (par value $.01)
  Balance at beginning of year $1  $1  $--
  Shares issued pursuant to private placement offering -- -- 1
  Balance at end of year $1  $1  $1
  Common Stock
  Shares Outstanding
  Balance at beginning of year 4,064 3,638 3,431
  Dividend reinvestment 2 -- --
  Conversion of preferred stock 39 15 --
  Stock dividend 423 369 173
  Exercise of stock options 134 36 30
  Stock tendered to exercise options (18) -- --
  Employee stock purchase plan 7 6 4
  Balance at end of year 4,651 4,064 3,638
  Common Stock (par value $.01)
  Balance at beginning of year $41  $36  $34
  Conversion of preferred stock 1 -- --
  Stock dividend 4 4 2
  Exercise of stock options 1 1 --
  Balance at end of year 47 41 36
  Additional Paid-In Capital
  Balance at beginning of year 31,918 25,751 16,831
  Dividend reinvestment 23 4 --
  Stock dividend 5,811 5,838 1,860
  Exercise of stock options 1,059 258 239
  Stock tendered to exercise options (250) -- --
  Employee stock purchase plan 87 67 45
  Issuance of preferred stock -- -- 6,776
  Balance at end of year 38,648 31,918 25,751
  Unrealized gains (losses) on investments available for sale
  Balance at beginning of year 558 (1,042) 613
  Unrealized gains (losses) on investments available for sale (516) 1,600
  (1,827)
  Effect of change in accounting for investments available for sale -- -- 172
  Balance at end of year 42 558 (1,042)
  Retained Earnings
  Balance at beginning of year 13,496 15,268 14,562
  Net income 1,922 5,483 3,788
  Cash dividends -- common stock
  (per share $.236; $.215; $.193) (1,083) (955) (846)
  -- preferred stock
  (per share $3.25; $3.25; $2.64) (424) (458) (374)
  Stock dividends on common stock (5,815) (5,842) (1,862)
  Balance at end of year 8,096 13,496 15,268
  Shareholders' Equity $46,834 $46,014 $40,014

  See accompanying notes to consolidated financial statements.




























  Walshire Assurance Company and Subsidiaries
  Notes to Consolidated Financial Statements
  December 31, 1996, 1995 and 1994
  (1) Summary of Significant Accounting Policies
  (a) Organization and Business
  The Company was organized as a regional insurance holding company and operates in 23 eastern, southeastern and midwest states. Through its wholly owned subsidiaries, it provides products primarily to the trucking industry in three insurance-related areas: property and casualty insurance, Lincoln General Insurance Company (Lincoln), Comp
  America Insurance Company (Comp) and Yorktowne Insurance Company (Yorktowne); insurance premium finance,
  Agents Budget Corporation Consumer Discount Company, Inc. (ABCO) and Yorktowne Premium Finance Company
  (YPFCO); and claims adjustment services, King American Ltd. (King). Yorktowne was acquired on September 30, 1996 and was accounted for by the purchase method of accounting. Yorktowne's financial position and results of operations since acquisition, while not material, have been included in the consolidated financial statements. The
  Company's major lines of business in 1996 and their percentages of total net earned premiums were Automobile
  Physical Damage (44%), Automobile Liability (38%), Workers' Compensation (9%) and Inland Marine (6%). Lincoln,
  Comp and Yorktowne (``the Insurance Subsidiaries'') are subject to regulation by insurance departments in those states in which they operate and undergo periodic examination by these departments. The Insurance Subsidiaries are also subject to competition from other insurance carriers in their operating areas.

  (b) Principles of Consolidation and Basis of Presentation
  The consolidated financial statements include Walshire Assurance Company (Walshire) and its subsidiaries, ABCO,
  Ashford Reinsurance Intermediaries Corporation (Ashford), Comp, King, Lincoln, Yorktowne and YPFCO, and are collectively referred to herein as the ``Company.'' Significant inter-company balances and transactions have been eliminated in consolidation.

  The accounts of the Insurance Subsidiaries have been included in the accompanying consolidated financial statements on the basis of generally accepted accounting principles
  (GAAP), which differ in some respects from the statutory accounting practices employed by the Insurance Subsidiaries in the preparation of their financial reports to the Insurance Department of the Commonwealth of Pennsylvania. See note 11.

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

  (c) Investments
  Fixed maturities, which include bonds and redeemable preferred stocks, are purchased to support the investment strategies of the Company, which are developed based on many factors including rate of return, maturity, credit risk, tax considerations and regulatory requirements. Equity securities include common stocks and non-redeemable preferred stocks.

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

  (d) Deferred Acquisition Costs

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

  (e) Property and Equipment
  Property and equipment are included in the financial statements at cost. Depreciation of property has been provided by the straight-line method with an estimated useful life of 20 to 40 years. Depreciation of equipment has been provided by the straight-line method with estimated useful lives of three to ten years.

  (f) Unpaid Claims and Claim Settlement Expenses

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

  (g) Fair Values of Financial Instruments
  The Company has used the following methods and assumptions in estimating its fair value disclosures:

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

  (h) Premium Revenue

  Premium revenue is recognized as earned on the semi-monthly pro-rata basis over the terms of the policies.

  (I) Reinsurance
  In the normal course of business, the Company seeks to reduce the loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers.

  Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy. The Company reports reinsurance receivables (including amounts related to claims incurred but not yet reported) and prepaid reinsurance premiums as assets.

  (j) Income Taxes
  Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.


  (k) Net Income Per Share
  Net income per share is computed after recognition of preferred stock dividend requirements and is based on the weighted average number of shares of common stock and common stock equivalents outstanding. Fully diluted net income per share is computed after recognition of preferred stock dividend requirements and is based on the weighted average number of shares of common stock and common stock equivalents outstanding for the period.

  (l) Stock Option Plan
  Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board (``APB'') Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123,
  Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No.
  25 and provide the pro forma disclosure provisions of SFAS No. 123. See
  Note 12.

  (m) Fiduciary Funds
  In its capacity as a reinsurance intermediary, the Company collects premiums from reinsured companies and, after deducting its commission, remits the premiums to the respective reinsuring companies; the Company also collects claims or refunds from the reinsuring companies. Until remittance, these funds are held in a fiduciary capacity.

  Net uncollected premiums due from reinsured companies and payable to reinsuring companies amounting to
  $1,719,000 as of December 31, 1996 and 1995, are not included in the accompanying Consolidated Balance Sheets.

  (2) Reinsurance
  The Insurance Subsidiaries assume reinsurance from and cede insurance to other insurers and reinsurers under various contracts which cover individual risks or entire classes of business. These reinsurance arrangements provide greater diversification of business and minimize the Insurance Subsidiaries' losses arising from large risks or from hazards of an unusual nature. The ceding of insurance does not discharge the original insurer from its primary liability to its policyholders.

  The Insurance Subsidiaries have catastrophic and excess per risk reinsurance contracts for which they pay premiums based upon their gross earned premiums derived from covered business. The reinsured amounts included in developing the liability for claims and claim settlement expenses were $14,209,000 and $7,004,000 at December
  31, 1996 and 1995, respectively.

  At December 31, 1996, reinsurance receivables with a carrying value of $7,010,000 were associated with a single reinsurer.

  The effect of reinsurance on premiums written is as follows:
  (in thousands)
  Years Ended December 31,
  1996 1995 1994
  Direct $61,095 $52,020 $40,104
  Assumed 104 118 95
  Ceded (12,229) (9,569) (7,052)
  Net premiums written $48,970 $42,569 $33,147

  The effect of reinsurance on premiums earned is as follows:
  (in thousands)
  Years Ended December 31,
  1996 1995 1994
  Direct $58,912 $45,527 $35,700
  Assumed 108 121 78
  Ceded (12,018) (9,457) (6,930)
  Net premiums earned $47,002 $36,191 $28,848

  (3) Related Party Transactions
  Lincoln pays agency commissions for business placed with it to four corporations with which directors of Walshire are affiliated.

  For these related parties, the following is a summary of their transactions and balances after deducting the reinsurance portion, where applicable.


  (in thousands)
  Years Ended December 31,
  1996 1995 1994
  Premiums on policies written $9,520 $11,415 $9,467
  Commissions 1,852 2,050 1,987

  (in thousands)
  December 31,
  1996 1995
  Agents' balances receivable $1,233 $1,609
  Installment premiums receivable 1,840 2,085
  Commissions payable 401 473

  (4) Major Agencies
  During 1996, 1995 and 1994, one of the Company's agents with which a director of Walshire is affiliated, accounted for 16%, 23% and 24%, respectively, of the total premiums written. Agents' balances and installment premiums receivable from this agency were $2,653,000 and $3,116,000 as of December 31, 1996 and 1995, respectively. See
  Note 3. Another agent accounted for 5% and 6% of the total premiums written during 1996 and 1995, respectively, while three agents accounted for 21% of the total premiums written during 1994. Agents' balances and installment premiums receivable from these agents were $1,020,000 and $321,000 as of December 31, 1996 and 1995,
  respectively.

  (5) Investments
  Net investment income, comprised primarily of interest and dividends, is derived from the following sources:

  (in thousands)
  Years Ended December 31,
  1996 1995 1994
  Fixed maturities $2,628 $2,311 $1,833
  Equity securities 303 300 322
  Short-term investments 373 253 314
  Other 78 13 (16)
  3,382 2,877 2,453
  Investment expenses (214) (156) (143)
  Net investment income $3,168 $2,721 $2,310

  The changes in net unrealized gains on investments available for sale, less applicable deferred income taxes, is as follows:

  (in thousands)
  Years Ended December 31,
  1996 1995 1994
  Increase (decrease) during period in difference between fair value and cost of investments available for sale:
  Fixed maturities $(364) $1,132 $(924)
  Equity securities (312) 1,183 (1,564)
  (676) 2,315 (2,488)
  Deferred income taxes 160 (715) 833
  Increase (decrease) in net unrealized gains of investments available for sale $(516) $1,600 $(1,655)

  Unrealized investment gains and losses on fixed maturities available for sale and equity securities, less applicable deferred income taxes, were as follows:

  (in thousands)
  Years Ended December 31,
  1996 1995 1994
  Fixed maturities:
  Gross gains $224 $553 $94
  Gross losses (380) (345) (1,018)
  Equity securities:
  Gross gains 1,130 1,260 619
  Gross losses (911) (729) (1,271)
  63 739 (1,576)
  Deferred income taxes (benefit) 21 181 (534)
  Net unrealized investment gains (losses) $42 $558 $(1,042)


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

  The amortized cost and fair values of investments in fixed maturities as of December 31, 1996 are as follows:

  (in thousands)
  Gross Gross
  Amortized Unrealized Unrealized Fair
  Cost Gains Losses Value
  Held to maturity
  U.S. Treasury securities and obligations of U.S. government corporations and agencies $6,758 $63 $52 $6,769
  Obligations of states and political subdivisions 11,165 266 421 1,389 Total held to maturity 17,923 329 941 8,158
  Available for sale
  U.S. Treasury securities and obligations of U.S. government corporations and agencies 26,532 591 542 6,437
  Obligations of states and political subdivisions 7,238 47 95 7,190 Debt securities issued by foreign governments 35 -- -- 35
  Corporate securities 3,707 118 131 3,694
  Total available for sale 37,512 224 380 37,356
  Total fixed maturities $55,435 $553 $474 $55,514

  The amortized cost and fair value of fixed maturities at December 31, 1996, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

  (in thousands)
  Amortized Fair
  Cost Value
  Held to maturity
  Due in one year or less $1,562 $1,579
  Due after one year through five years 6,343 6,401
  Due after five years through ten years 7,022 7,098
  Due after ten years 2,996 3,080
  Total held to maturity 17,923 18,158
  Available for Sale
  Due in one year or less 1,717 1,769
  Due after one year through five years 20,059 19,866
  Due after five years through ten years 9,432 9,368
  Due after ten years 6,304 6,353
  Total available for sale 37,512 37,356
  Total fixed maturities $55,435 $55,514

  The amortized cost and fair values of investments in fixed maturities as of December 31, 1995 are as follows:

  (in thousands)
  Gross Gross
  Amortized Unrealized Unrealized Fair
  Cost Gains Losses Value
  Held to maturity
  U.S. Treasury securities and obligations of U.S. government corporations and agencies $4,141 $1,105 $-- $4,246 Obligations of states and political subdivisions 11,076 46 311,466 Total held to maturity 15,217 568 731 5,712
  Available for sale
  U.S. Treasury securities and obligations of U.S. government corporations and agencies 4,499 95 -- 4,594
  Obligations of states and political subdivisions 20,783 396 198 20,981 Debt securities issued by foreign governments 35 -- -- 35
  Corporate securities 1,690 621 47 1,605
  Total available for sale 27,007 553 345 27,215
  Total fixed maturities $42,224 $1,121 $418 $42,927


  Proceeds from sales of fixed maturities available for sale and equity securities and the gross gains and gross losses realized on those sales were as follows:

  (in thousands)
  Years Ended December 31,
  1996 1995 1994
  Proceeds from sales $37,550 $11,324 $9,400
  Gross gains
  Fixed maturities $308 $114 $68
  Equity securities 1,807 895 1,013
  Total gross gains 2,115 1,009 1,081
  Gross losses
  Fixed maturies 792 560
  Equity securities 258 668 278
  Total gross losses 337 693 338
  Net realized gains on investments $1,778 $316 $743

  As of December 31, 1996, fixed maturities with an amortized cost totaling $4,586,000 were held by regulatory agencies, as required by law.

  (6) Deferred Acquisition Costsr
  Changes in deferred acquisition costs are as follows:

  (in thousands)
  Years Ended December 31,
  1996 1995 1994
  Balance, January 1 $4,831  $3,791 $3,215
  Acquisition costs deferred 7,786 6,487 5,842
  Amortization charged to earnings (7,424) (5,447) (5,266)
  Balance, December 31 $5,193 $4,831 $3,791

   (7) Federal Income Taxesr
  Walshire and its wholly-owned subsidiaries file a consolidated tax return and are taxed essentially the same as other corporations. The provision for income taxes is comprised of the following components:

  (in thousands)
  Years Ended December 31,
  1996 1995 1994
  Current:
  Federal $382 $1,741 $1,302
  State -- (2) 8
  Deferred (402) (339) (215)
  $(20) $1,400 $1,095

  Differences between the federal income tax rate and effective tax rates as reflected in the financial statements on income before income taxes are as follows:

  (in thousands)
  Years Ended December 31,
  1996 1995 1994
  Computed at statutory federal rate (34%) $647 $2,340 $1,660
  Tax exempt interest and dividend received deduction (711) (679) (637) Reduction of prior year tax provisions -- (277) --
  Miscellaneous items 44 16 72
  $(20) $1,400 $1,095


  In accordance with SFAS 109, the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

  (in thousands)
  December 31,
  1996 1995
  Deferred tax assets:
  Unearned premiums $1,993 $1,838
  Unpaid claims and claim settlement expenses 1,016 613
  Allowance for doubtful accounts 5157
  $3,060 $2,508

  Deferred tax liabilities:
  Deferred acquisition costs $1,766 $1,643
  Unrealized gain on investments available for sale 211 81
  Other 42 15
  $1,829 $1,839

  Management has determined that it is not required to establish a valuation allowance for the deferred tax asset since it is likely that the deferred tax asset will be realized through carrybacks, future reversals of existing temporary differences, future taxable income and tax planning strategies. The net deferred tax asset is a component of other assets in 1996 and other liabilities in 1995.

  In 1996, 1995 and 1994, the Company made cash payments of $1,630,000, $1,748,000 and $938,000 respectively, for income taxes.

  (8) Unpaid Claims and Claim Settlement Expensesr
  Activity in the unpaid claims and claim settlement expenses is summarized as follows:

  (in thousands)
  December 31,
  1996 1995 1994
  Balance, January 1 $20,153 $14,292 $11,764
  Less reinsurance recoverables 7,004 5,291 5,321
  Net balance, January 1 13,149 9,001 6,443

  Incurred related to:
  Current year 32,276 20,062 16,311
  Prior years 2,326 315 124
  Total incurred 34,602 20,377 16,435
  Paid related to:
  Current year 18,522 11,259 10,547
  Prior years 6,887 4,970 3,330
  Total paid 25,409 16,229 13,877
  Net balance, December 31 22,342 13,149 9,001
  Plus reinsurance recoverables 14,209 7,004 5,291
  Balance, December 31 $36,551 $20,153 $14,292

  The unfavorable development of $2,326,000 in 1996 is primarily related to strengthening of case and incurred but not reported reserves.

  (9) Bonds and Notes Payable
  Bonds and notes payable consisted of the following:

  (in thousands)
  December 31,
  1996 1995
  Note payable (prime interest rate), monthly payments of $40 plus interest, due December, 1999 $1,481 $1,961
  Note payable (no interest) monthly payments of $3, due December, 1999 113 --
  Line of credit (prime interest rate), due on demand 450 --
  Line of credit (prime interest rate), due on demand 6,325 1,770
  8,369 3,731
  Current portion (7,293) (2,250)
  Long-term notes payable $1,076 $1,481


  The estimated fair value of notes payable approximates the carrying value based on the Company's current ability to obtain loans at similar rates of interest.

  In 1996, 1995 and 1994, the Company made cash payments of $458,000, $298,000 and $246,000 respectively, for interest expense.

  Walshire and its subsidiaries have a combined line of credit of $10,000,000 at December 31, 1996, $3,675,000 of which is available. The line of credit requires Walshire to maintain shareholders' equity in excess of $40,000,000 and is subject to reaffirmation in July, 1997.

  (10) 401(k) Plan
  Walshire and its subsidiaries contribute to a qualified 401(k) Plan. All full time employees who meet certain eligibility requirements may elect to participate in the Plan. Participants can contribute no more than 20% of their base compensation. The Company matches 100% of employee contributions, not to exceed 5% of an employee's annual compensation. The Company expense for 401(k) Plan benefits were $128,000, $109,000 and $73,000 in 1996, 1995 and 1994, respectively.

  The Company currently does not provide any post-retirement or post-employment benefits.

  (11) Shareholders' Equity
  The Insurance Subsidiaries are restricted by law as to the amount of dividends they may pay to Walshire without the prior approval of the insurance regulatory authorities. These authorities only recognize statutory accounting practices for determining the ability of an insurer to pay dividends to its shareholders. At December 31, 1996, $2,911,000 and
  $366,000 was available for the payment of dividends from Lincoln and Comp, respectively, to Walshire without the prior approval of the insurance regulatory authorities. Yorktowne may not pay any dividends to Walshire without the prior approval of the insurance regulatory authorities until September 30, 1999.

  Dividends paid by Lincoln to Walshire for the years ended December 31, 1996 and 1995 were $1,000,000 and
  $700,000, respectively. No dividends were paid by Lincoln to Walshire in 1994. Comp and Yorktowne have paid no dividends. In addition, Walshire declared 10%, 10% and 5% stock dividends in 1996, 1995 and 1994, respectively.

  In March of 1994, 141,700 shares of 6%1/2% Convertible Preferred Stock were issued at $50 per share. The
  Preferred Stock is convertible at any time, unless previously redeemed, into shares of the Common Stock of Walshire
  Assurance Company at a conversion price of $11.02 per share, subject to adjustment under certain circumstances.
  During 1996 and 1995, 9,500 and 4,000 shares were converted into 43,104 and 18,150 shares of common stock, respectively.

  A reconciliation of the insurance subsidiaries statutory net income to consolidated GAAP net income is as follows:


  (in thousands)
  Years Ended December 31,
  1996 1995 1994
  Statutory net income for insurance subsidiaries $1,190 $4,223 $2,822 Deferred acquisition costs 362 1,040 576
  Salvage and subrogation -- 500 98
  Deferred income taxes 407 310 219
  Write down of securities (49) (29) 10
  Taxes (53) -- --
  Ceding commissions (74) -- --
  Depreciation 53 -- --
  Insurance deductible -- -- 20
  GAAP net income for insurance subsidiaries 1,836 6,044 3,745
  Net income (loss) of Walshire and other non-insurance subsidiaries 86
  (561) 43
  Consolidated GAAP net income $1,922 $5,483 $3,788

  A reconciliation of statutory capital and surplus for the insurance subsidiaries to consolidated GAAP equity is as follows:


  (in thousands)
  Years Ended December 31,
  1996 1995
  Statutory capital and surplus for insurance subsidiaries $37,236 $32,377 Deferred acquisition costs 5,193 4,831
  Salvage and subrogation -- 1,388
  Non-admitted assets 1,647 1,082
  Ceding commissions (775) --
  Statutory reserves 176 124
  Deferred income taxes 1,220 535
  Adjustment for market value of investments available for sale (138) 319 Insurance deductible 20 20
  GAAP equity for insurance subsidiaries 44,579 40,676
  Equity of Walshire and other non-insurance subsidiaries 2,255 5,338 Consolidated GAAP equity $46,834 $46,014

  Effective December 31, 1994, the National Association of Insurance Companies (NAIC) required insurance companies to calculate and report information under a risk-based capital formula. Risk-based capital requirements are intended to allow insurance regulators to identify inadequately capitalized insurance companies based upon the type and mixture of risks inherent in the company's operations. The formula includes components for asset risk, liability risk, and other factors. As of December 31, 1996, the Insurance
  Subsidiaries are above required capital levels.

  (12) Stock Plans
  At December 31, 1996, the Company has three stock-based compensation plans, which are described below. The
  Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its 1987 Stock Option Plan, 1990 Stock Option Plan and its Employee Stock Purchase Plan. Had compensation cost for the Company's three stock-based compensation plans been determined consistent with FASB Statement No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

  (in thousands
  except per share data)
  Years Ended December 31,
  1996 1995
  Net Income As Reported $1,922 $5,483
  Pro forma $1,670 $5,278
  Primary earnings per share As Reported $ 31 $1.08
  Pro forma $ 26 $1.04
  Fully diluted earnings per share As Reported $ 31 $1.03
  Pro forma $ 26 $ 99

  Pro forma net income reflects only options granted in 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to January 1, 1995 is not considered.

  (a) Employee Stock Purchase Plan
  On June 22, 1987, the Board of Directors adopted, and the shareholders approved, the 1987 Employee Stock
  Purchase Plan (``Stock Purchase Plan''), which is intended to qualify under Section 423 of the Internal Revenue Code of 1986, as amended. The Stock Purchase Plan is administered by the Compensation Committee, which is authorized to grant options to purchase up to 146,742 shares of Common Stock to employees of Walshire and any current or future parent or subsidiary of Walshire. The Committee has discretion to determine the total number of options, if any, granted in each year, the rate of exercisability, the price at which each option is exercisable and the duration of each option.

  All options granted under the Stock Purchase Plan will expire five years after the date of grant; provided, however, that options exercised more than 27 months after the date of grant must be exercised at an option price equal to at least 85% of the fair market value of the shares on the date of exercise. No option may be granted to any person who immediately after the grant would own more than 5% of Common Stock and no option may be granted which, at the date the option is granted, would permit such person's rights to purchase stock under the Stock
  Purchase Plan and all other employee stock purchase plans of Walshire to accrue at a rate exceeding $25,000 of the fair market value of such stock (determined at the time such option is granted) for each year such option is outstanding. The option price per share must not be less than the lesser of: (a) 85% of the fair market value of the stock on the date of grant, or (b) 85% of the fair market value on the date of exercise.r


  Changes in outstanding Common Stock options granted under the 1987 Employee Stock Purchase Plan are summarized below.

  1996 1995 1994
  Number Average Number Average Number Average of Exercise of Exercise of Exercise
  Shares Price Shares Price Shares Price
  Balance at beginning of year -- --  --
  Options granted 7,351 $12.06 6,986 $9.62 5,651 $7.97
  Options exercised 7,351 12.06 6,986 9.62 5,651 7.97
  Balance at end of year --  --  --

  (b) 1987 Stock Option Planr
  On June 22, 1987, the Board of Directors adopted, and the shareholders approved, the 1987 Stock Option Plan
  (``1987 Plan''). All officers and key employees of Walshire or any current or future parent or subsidiary of Walshire are eligible to receive options under the 1987 Plan. The 1987 Plan is administered by the Compensation Committee which selects the optionees, determines the number of shares subject to each option and prescribes other terms and conditions of each option.

  Pursuant to the 1987 Plan, options may be granted with respect to an aggregate of 667,012 shares of Common
  Stock. Options may be granted as incentive stock options intended to qualify under Section 422A of the Internal
  Revenue Code of 1986, as amended, or as options not intended to so qualify. In addition, stock appreciation rights may be granted in tandem with non-qualified stock options. In the case of incentive stock options, the option price must be equal to at least 100% of the fair market value of Walshire's Common Stock on the date of grant. The option's maximum term is ten years and vest at the end of one year. The exercise price of incentive stock options granted to shareholders possessing more than 10% of the total combined voting power of all classes of stock of Walshire must not be less than 110% of the fair market value on the date of grant. The option's maximum term is five years and vest at the end of one year. In the case of stock options not intended to qualify as incentive stock options, the option price must be equal to at least 85% of the fair market value of Walshire's Common Stock on the date of grant. Payment of the option exercise price may be made in cash, shares of Common Stock or a combination of cash and Common Stock.

  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995: dividend yield of 1.46 percent;
  expected volatility of 27.22 percent; risk-free interest rate of 6.12 percent; and expected lives of 4.40 years.

  Changes in outstanding Common Stock options granted under the 1987 Stock Option Plan are summarized below.

  1996 1995 1994
  Number Average Number Average Number Average of Exercise of Exercise of Exercise
  Shares Price Shares Price Shares Price
  Balance at beginning of year 384,226 $7.00 367,722 $6.51 365,453 $6.19
  Options granted 76,174 12.83 34,163 11.84 40,016 9.31
  460,400 401,885 405,469
  Options exercised 114,232 6.66 17,659 6.18 37,747 6.33
  Options terminated or cancelled 1,705 12.17 -- -- -- --
  Balance at end of year 344,463 8.38 384,226 7.00 367,722 6.51
  Options exercisable at year-end 317,246 7.98 357,330 6.63 330,677 6.19
  Weighted-average fair value of options
  granted during the year $3.62 $3.24

  At December 31, 1996, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $11.57 - $14.00 and 5.9 years, respectively.

  (c) 1990 Stock Option Plan
  On February 7, 1990, the Board of Directors adopted, and on May 8, 1990, the shareholders approved, the 1990
  Stock Option Plan for Non-Employee Directors (``1990 Plan''). Options to purchase up to 260,452 shares of Common
  Stock may be granted to Non-Employee Directors of Walshire.

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


  Years of Service
  as a Director Number of Shares
  Less than 2 years 2,000
  Between 2 and 5 years 5,000
  Over 5 years 10,000

  All options granted under the 1990 Plan are exercisable in whole or in part and will expire five years after the date of grant. The option price for options issued under the 1990 Plan is equal to the fair market value of the Company's Common Stock on the date of the grant of the option. The option has no vesting period. Payment of the option exercise price may be made in cash, shares of Common Stock or a combination of cash and Common Stock.

  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995: dividend yield of 1.46 percent;
  expected volatility of 27.22 percent; risk free interest rate of 6.11 percent; and expected lives of 4.53 years.

  Changes in outstanding Common Stock options granted under the 1990 Stock Option Plan are summarized below.

  1996 1995 1994
  Number Average Number Average Number Average of Exercise of Exercise of Exercise
  Shares Price Shares Price Shares Price
  Balance at beginning of year 190,021 $8.87 179,067 $7.90 130,154 $7.68
  Options granted 18,356 15.46 36,300 11.57 48,913 8.46
  208,377 215,367 179,067
  Options exercised 33,348 9.00 25,346 5.91 --
  Balance at end of year 175,029 9.53 190,021 8.87 179,067 7.90
  Options exercisable at year-end 175,029 9.53 190,021 8.87 179,067 7.90
  Weighted-average fair value of options
  granted during the year $4.52 $3.39

  At December 31, 1996, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $11.57 - $15.46 and 2.5 years, respectively.

  (d) Restricted Stock Award
  On November 20, 1996, the Board of Directors awarded an officer 3,000 shares of restricted common stock. Such shares vest ratably over a five-year period and may not be sold or transferred prior to vesting. In the event of termination of employment, all shares awarded which have not vested are subject to forfeiture.


  Quarterly Common Stock Prices
  and Cash Dividends Per Share
  The Company's Common Stock trades on the NASDAQ National Market tier of
  The
  NASDAQ Stock Market under the symbol : WALS. The following table sets forth, for the periods indicated, the high and low sale prices of the Company's Common Stock as reported by NASDAQ and the cash dividends paid by the Company.

  Stock Price Cash
  High Low Dividend
  1995
  1st Quarter 10-7/16 8-3/8 .0537
  2nd Quarter 14-1/4 10-1/4 .0537
  3rd Quarter 14-1/16 12-7/8 .0537
  4th Quarter 15 12 .0537

  1996
  1st Quarter 16-1/2 15-1/4 .0591
  2nd Quarter 16-3/8 12-3/4 .0591
  3rd Quarter 13-7/8 11-13/16 .0591
  4th Quarter 15 12-1/16 .0591

  1997
  1st Quarter (through February 28) 15-3/4 14-1/8 --

  As of February 28, 1997, there were approximately 1,600 shareholders of record and beneficial shareholders of the Company's Common Stock. The last sale price on February
  28, 1997, as reported on the NASDAQ National Market System, was $14.25 per share.

  The above amounts for stock prices and cash dividends have been adjusted, where necessary, to reflect the ten percent stock dividends granted to shareholders of record on
  December 11, 1996 and December 6, 1995, respectively.

  While the Company anticipates that it will continue to pay quarterly dividends, any such payments will depend upon the financial condition, capital requirements and earnings of the Company, as well as such other factors as the Board of Directors may deem relevant.

  One of the Company's sources of cash with which to pay dividends would be dividends received from the Insurance Subsidiaries. The Insurance Subsidiaries are subject to state laws which restrict the amount of dividends that they may pay. See Note 11 of the Notes to Consolidated Financial Statements and Management's Discussion and
  Analysis of Financial Condition and Results of Operation-Liquidity and Capital Resources.r


  Walshire Assurance Company

  Board of Directors Peter D. Bennett, Ph.D.
  Senior Associate Dean
  and Professor of Marketing
  Pennsylvania State University
  State College, Pennsylvania

  John J. Buchan, Jr.
  Attorney at Law, Ebensburg, Pennsylvania;
  Managing Director, Interstate
  Insurance Management, Inc.,
  Johnstown, Pennsylvania

  Charles W. Hash, Jr., D.O.
  General Surgeon,
  York, Pennsylvania

  Gary J. Orndorff, CPA
  Vice President/Treasurer and
  Chief Financial Officer
  Walshire Assurance Company

  L. Edward Sausman
  President, Sausman Insurance Agency, Inc.
  Thompsontown, Pennsylvania

  Kenneth R. Taylor
  President, Walshire Assurance Company;
  President, Taylor & Ochroch, Inc.,
  King of Prussia, Pennsylvania

  William R. Tierney, Jr.
  President, Insurance Markets, Inc.,
  Clarks Summit, Pennsylvania

  Officers Kenneth R. Taylor
  President and Chief Executive Officer

  Gary J. Orndorff, CPA
  Vice President-Treasurer and
  Chief Financial Officer

  Richard S. Kahlbaugh
  Vice President-Secretary and
  General Counsel


  Subsidiaries Agents Budget Corporation Consumer
  Discount Company, Inc.
  Ashford Reinsurance Intermediaries
  Corporation
  Comp America Insurance Company
  King American Ltd.
  Lincoln General Insurance Company
  Yorktowne Insurance Company
  Yorktowne Premium Finance
  Company


  Corporate Information
  Independent Public Accountants:
  KPMG Peat Marwick LLP
  225 Market Street
  Harrisburg, PA 17108

  General Counsel:
  Blank, Rome, Comisky & McCauley
  Four Penn Center
  Philadelphia, PA 19103

  Stock Transfer Agent and Registrar:
  American Stock Transfer
  and Trust Company
  40 Wall Street
  New York, NY 10005

  Annual Meeting:
  The annual meeting of shareholders will
  be held at 10:00 a.m., May 21, 1997, at
  the Out Door Country Club,
  1157 Detwiler Drive, York, PA.

  Additional Information:
  Additional copies of this report and the Corporation's Form 10-K Annual Report to the Securities and Exchange Commission may be obtained without charge by writing to:

  Chief Financial Officer
  Walshire Assurance Company
  3350 Whiteford Road
  P.O. Box 3849
  York, PA 17402-0138


  Management's Discussion and Analysis of Financial
  Condition and Results of Operations
  Business Operations
  The profitability of property and casualty insurers is affected by many factors, including competition, weather conditions, natural disasters, the severity and frequency of claims, state regulation of premium rates, interest rates, crime rates, general business conditions and regulations, and court decisions that define the extent of coverage. One of the distinguishing features of the property and casualty insurance business is that its product must be priced before the costs are known, because premium rates generally are set before losses are reported. As a result, property and casualty insurers have experienced significant year-to-year fluctuations in underwriting results.

  The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the Company's consolidated financial statements, including the notes thereto, and other financial information appearing elsewhere in this Report.

  Results of Operations
  1996 vs. 1995
  Revenues Revenues increased from $39.9 million to $52.7 million, or 32%, in 1996, primarily as a result of an increase in net premiums earned and net realized gains on investments. The increase in net premiums earned was the direct result of increases in all primary lines of business written by the Company. The increase in business written reflects the increase in the number of policies issued by the Company. The increase in net realized gains on investments was the result of the sale of investments available for sale at a gain.

  Expenses Expenses increased from $33.0 million to $50.8 million, or 54%, in 1996. This increase was primarily the result of increased claims and claim settlement expenses, amortization of deferred acquisition costs and underwriting general and administrative expenses. The increase in claims and claim settlement expenses was the result of an increase in premiums earned as well as an increase in the statutory loss ratio from 59% to 75%. The increase in premiums earned resulted in a pro-rata increase in claims and claim settlement expenses. The increase in the loss ratio reflects the higher percentage of casualty business written by the Company which historically has had a higher loss ratio than property coverages, a higher loss ratio on property coverages, primarily due to the severe weather conditions in early 1996, less premium dollars per dollar of exposure, an increase in claims settlement expenses relating to those coverages and a reserve strengthening of $3.7 million resulting from adverse loss development in the primary liability loss reserves. The increase in the amortization of deferred acquisition costs was the result of increases in net premiums earned. The increase in underwriting, general and administrative expenses was a result of increases in direct premiums written. The decrease in the effective tax rate from 20.3% in 1995 to 0% in 1996 was primarily the result of a greater percentage of tax exempt interest.

  1995 vs. 1994
  Revenues Revenues increased from $32.6 million to $39.9 million, or 22%, in 1995, primarily the result of an increase in net premiums earned. This increase in net premiums earned was a direct result of the increases in all major lines of business written by the Company. The increase in business written reflects the increase in the number of policies issued by the Company.

  Expenses Expenses increased from $27.7 million to $33.0 million, or 19%, in 1995. This increase was primarily the result of increased claims and claim settlement expenses, offset, in part, by increased reinsurance recoveries, and underwriting, general and administrative expenses. The increase in claims and claim settlement expenses was the result of an increase in premiums earned, as the statutory loss ratio for both years was 59%. Reinsurance recoveries increased to $2.7 million in 1995 from $1.8 million in 1994. This increase was the result of a greater dollar value of losses incurred that were recoverable from reinsurers in 1995 than were recoverable in 1994. The increase in underwriting, general and administrative expenses was primarily the result of increases in premiums written. Policy acquisition costs increased at a lesser rate than the increase in premiums earned due to an increase in ceding commission income in 1995. The decrease in the effective tax rate from 22.4% in 1994 to 20.3% in 1995 was the result of a reduction in prior year tax provisions and a greater amount of tax exempt interest.

  Selected Ratios
  In 1996, the Company's statutory loss ratio increased to 75% from 59% in 1995 and the Company's statutory combined ratio increased to 104% from 87% in 1995. The increase in the loss ratio and combined ratio in 1996 were the result of a higher loss ratio on both property and casualty coverages. In 1995, the Company's statutory loss ratio was 59%, the same as 1994, while the Company's statutory combined ratio decreased to 87% from 89% in 1994. The decrease in the combined ratio in 1995 was the result of a reduction of underwriting and administrative expenses when compared to net premiums written.

  Liquidity and Capital Resources
  Historically, the Company has generated funds sufficient to support its operations and has maintained a high degree of liquidity in its investment portfolio. The primary source of funds to meet the demands of claims and claim settlement expenses and operating expenses are written premiums, ceding commissions and investment income. The Company's funds generally are invested in securities with maturities intended to provide adequate funds to pay claims, claim settlement expenses and operating expenses without the forced sale of investments. As of December 31, 1996, less than 3% of the debt securities in the Company's investment portfolio were considered below investment grade, primarily because such securities were not rated.

  As of December 31, 1996, the Company, on a consolidated basis, had cash and short-term investments aggregating approximately $5.4 million and a line of credit of $10.0 million, $3.7 million of which was available. On a parent company only basis, available cash and short-term investments aggregated approximately $252,000.

  The Company's insurance subsidiaries, Lincoln, Comp and Yorktowne, are subject to state insurance regulatory laws which restrict their ability to pay dividends. They are also subject to risk-based capital requirements which may further restrict their ability to pay dividends. See Note 11 of Notes to Consolidated Financial Statements.

  The Company believes that its current cash and short-term investments, together with funds generated from operations and existing loan commitments, will be sufficient to meet its operating and capital requirements for the foreseeable future.

  Impact of Inflation
  Property and casualty insurance premiums are established before the amount of claims and claim settlement expenses, or the extent to which inflation may impact such expenses, is known. Consequently, in establishing premium rates, the Company attempts to anticipate the potential impact of inflation. Generally, the longer the period of time required to settle claims, the greater the impact of inflation on final settlement costs. Historically, the majority of all of the insurance written by the Company was on property risks, the losses on which tend to be reported quickly and settled within a relatively short period of time. As a result, the effect of inflation on loss development was not significant. However, as the Company writes more casualty business, the losses on which tend to be settled over a longer period of time, inflation may have more of an impact on loss development. While the Company believes that inflation in recent years has not significantly impacted operating expenses and claims, there is no assurance that inflation will remain at the levels experienced in recent years.

                     EXHIBIT 21.1






































                     EXHIBIT 21.1


                     SUBSIDIARIES OF THE COMPANY



                             Jurisdiction of          Names Under Which

       Name of               Incorporation or          Subsidiary Does
      Subsidiary               Organization                Business



  Lincoln General                              Lincoln General
  Insurance Company            Pennsylvania          Insurance Company



  King American Ltd.           Pennsylvania          King American Ltd.



  Agents Budget                                Agents Budget
  Corporation Consumer                         Corporation Consumer
  Discount Company, Inc.      Pennsylvania           Discount Company, Inc.



  Ashford Reinsurance                          Ashford Reinsurance
  Intermediaries Corp.         New York           Intermediaries Corp.



  Yorktowne Premium                            Yorktowne Premium
  Finance Company             Pennsylvania          Finance Company



  Comp America                                      Comp America
  Insurance Company            Pennsylvania         Insurance Company



  Yorktowne Insurance                          Yorktowne Insurance
  Company                Pennsylvania          Company



  Yorktowne Insurance                          Yorktowne Insurance
  Agency, Inc.                 Pennsylvania         Agency, Inc.






























  EXHIBIT 23.1















































  The Board of Directors
  Walshire Assurance Company

  We consent to incorporation by reference in the registration statement (Registration No. 33-84080) on Form S-8 and the registration statements (Registration No. 33-85120 and No. 33-90256) on Form S-3 of Walshire Assurance Company of our report dated February 28, 1997, relating to the consolidated balance sheets of Walshire Assurance Company and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders equity, and cash flows for each of the years in the three-year period ended December 31, 1996 and all related schedules, which reports appear in or are incorporated by reference in the December 31, 1996 annual report on Form 10-K of Walshire Assurance Company.





  Harrisburg, Pennsylvania
  March 27, 1997