Form 10-Q
period 1997-03-31
WALSHIRE ASSURANCE COMPANY
filed 1997-05-15
CIK 818155

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC   20549

                                Form 10-Q

(Mark One)
(X)            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


             For the quarterly period ended:  March 31, 1997

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

          Class:                          Outstanding at May 13,1997:
Common stock - $.01 Par Value                       4,672,145 shares





                WALSHIRE ASSURANCE COMPANY
   AND SUBSIDIARIES



                INDEX




                                                             PAGE
                                                             NUMBER



Part I    FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets as of March 31, 1997
          (unaudited) and December 31, 1996. . . . . . . . . .      2

          Consolidated Statements of Income for the three
          months ended March 31, 1997 and 1996 (unaudited) . .           4

          Consolidated Statements of Cash Flows for the three
          months ended March 31, 1997 and 1996 (unaudited) . .           5

          Notes to Consolidated Financial Statements
          (unaudited)  . . . . . . . . . . . . . . . . . . . .           6

Item 2.   Management s Discussion and Analysis of Financial
          Condition and Results of Operations  . . . . . . . .           7

Part II   OTHER INFORMATION  . . . . . . . . . . . . . . . . .           8

Item 1.   Legal Proceedings  . . . . . . . . . . . . . . . . .           8

Item 2.   Changes in Securities  . . . . . . . . . . . . . . .           8

Item 3.   Defaults Upon Senior Securities  . . . . . . . . . .           8

Item 4.   Submission of Matters to a Vote of Security Holders.           8

Item 5.   Other Information  . . . . . . . . . . . . . . . . .           8

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . .           8

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . .         9





WALSHIRE ASSURANCE COMPANY
AND SUBSIDIARIES



Consolidated Balance Sheets



                                                   (In thousands,
                                                    except per share data)
                                            March 31,    December 31,
               Assets                         1997          1996
                                          (Unaudited)

Investments:
  Held to maturity:
     Fixed maturities (fair value $19,521 and
       $18,158) . . . . . . . . . . . . . . . .  $ 19,500        $ 17,923
  Available for sale:
     Fixed maturities (cost $34,427 and
       $37,512) . . . . . . . . . . . . . . . .    33,780         37,356
     Equity securities (cost $9,350 and
       $8,711). . . . . . . . . . . . . . . . .     9,283     8,930
  Short-term investments . . . . . . . . . . . .     8,985          4,758
  Other investments. . . . . . . . . . . . . . .     2,049         2,051

     Total investments . . . . . . . . . . . . .    73,597        71,018

Cash. . . . . . . . . . . . . . . . . . . . . . .        232           637
Accrued investment income receivable. . . . . . .        905         847
Amounts receivable from reinsurers. . . . . . . .     2,050        1,837
Amounts receivable from reinsured company . . . .       578          563
Agents  balances (net of allowance for doubtful
  accounts of $120). . . . . . . . . . . . . . .     7,518          8,501
Installment premiums receivable . . . . . . . . .     9,439         8,514
Agents  balances and installment premiums
  receivable from related parties. . . . . . . .     2,613          3,073
Premium finance receivables (net of unearned
  finance charges and allowance for credit
  losses of $111 and $109) . . . . . . . . . . .     5,071          4,836
Reinsurance receivable. . . . . . . . . . . . . .    20,394        19,699
Deferred acquisition costs. . . . . . . . . . . .     5,449        5,193
Property and equipment (net of accumulated
  depreciation of $1,834 and $1,725) . . . . . .     4,489          4,526
Other assets. . . . . . . . . . . . . . . . . . .     2,140         1,692

     Total assets. . . . . . . . . . . . . . . .  $134,475      $130,936



See accompanying notes to consolidated financial statements.



                                   WALSHIRE ASSURANCE COMPANY
                                       AND SUBSIDIARIES


                                   Consolidated Balance Sheets, Continued




                                                      (In thousands,
                                                  except per share data)
                                                     March 31,   December 31,
Liabilities and Shareholders  Equity                   1997         1996
                                                    (Unaudited)



Liabilities:
  Unpaid claims and claim settlement expenses.     $ 40,250      $ 36,551
  Unearned premiums. . . . . . . . . . . . . .       33,193        33,250
  Short-term notes payable . . . . . . . . . .        8,136         7,293
  Long-term notes payable. . . . . . . . . . .          948         1,076
  Deposits by insureds . . . . . . . . . . . .        2,273         2,380
  Commissions payable to agents. . . . . . . .        1,614         1,681
  Commissions payable to related parties . . .          255           401
  Other liabilities. . . . . . . . . . . . . .      _ 1,159         1,470

     Total liabilities . . . . . . . . . . . .       87,828        84,102

Shareholders  equity:
  Preferred stock, par value $.01 per share;
     2,000 shares authorized; 128 shares
     issued and outstanding. . . . . . . . . .            1             1
  Common stock, par value $.01 per share;
     10,000 shares authorized; 4,663 and
     4,651 shares issued and outstanding . . .           47            47
  Additional paid-in capital . . . . . . . . .       38,727        38,648
  Unrealized gains (losses) on investments
     available for sale (net of deferred taxes
     of $(230) and $21). . . . . . . . . . . .     (    484)           42
  Retained earnings. . . . . . . . . . . . . .        8,356         8,096

     Shareholders  equity. . . . . . . . . . .       46,647        46,834

  Total liabilities and shareholders  equity .     $134,475      $130,936




      See accompanying notes to consolidated financial statements.



                       WALSHIRE ASSURANCE COMPANY
                            AND SUBSIDIARIES
                    Consolidated Statements of Income




                                                  (In thousands,
                                                        except per share data)
                                                         Three Months Ended
                                                              March 31,_____
                                                          1997      1996
                                                       (Unaudited)(Unaudited)



Revenues:
  Premiums earned . . . . . . . . . . . . . . . . .     $15,646   $ 13,791
  Premiums ceded. . . . . . . . . . . . . . . . . .     ( 3,499)   ( 3,055)
  Net premiums earned . . . . . . . . . . . . . . .      12,147     10,736
  Net investment income . . . . . . . . . . . . . .         982        731
  Net realized gains on investments . . . . . . . .         636         67
  Other . . . . . . . . . . . . . . . . . . . . . .         163        175
     Total revenues . . . . . . . . . . . . . . . .      13,928     11,709

Expenses:
  Claims and claim settlement expenses. . . . . . .      10,813      8,387
  Reinsurance recoveries. . . . . . . . . . . . . .     ( 1,720)   (   737)
  Net claims and claim settlement expenses. . . . .       9,093      7,650
  Amortization of deferred acquisition costs. . . .       1,600      1,662
  Underwriting, general and administrative
     expenses. . . . . . . . . . . . . . . . . . . .       2,236      1,813
  Interest. . . . . . . . . . . . . . . . . . . . .         190         82
     Total expenses . . . . . . . . . . . . . . . .      13,119     11,207

Income before income taxes . . . . . . . . . . . . .         809        502
Provision for income taxes . . . . . . . . . . . . .         142          5
Net income . . . . . . . . . . . . . . . . . . . . .         667        497
Less dividends on convertible preferred stock. . . .         104        108
Net income available for common stock. . . . . . . .     $   563   $    389

Net income per common share and common equivalent
  share:
  Primary:
     Net income . . . . . . . . . . . . . . . . . .     $   .12   $    .08

     Weighted average shares outstanding. . . . . .       4,839      4,761





See accompanying notes to consolidated financial statements.


                 WALSHIRE ASSURANCE COMPANY AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows

                                                           (In thousands)
                                                         Three Months Ended
                                                             March 31, _______

                                                          1997        1996
                                                       (Unaudited) (Unaudited)

Cash flows from operating activities:
  Net income . . . . . . . . . . . . . . . . . . . .    $   667      $   497
  Adjustments to reconcile net income to net
    cash provided by operating activities
      Net realized gains on investments. . . . . . .     (  636)      (   67)
      Decrease (increase) in assets:
       Accrued investment income receivable. . . . .     (   58)         -
       Amounts receivable from reinsurers. . . . . .     (  213)         318
       Amounts receivable from reinsured company . .     (   15)      (   68)
       Agents  balances and installment premiums
        receivable . . . . . . . . . . . . . . . . .         58       (1,440)
       Agents  balances and installment premiums
        receivable from related parties. . . . . . .        460          113
       Premium finance receivables . . . . . . . . .     (  235)      (  116)
       Reinsurance receivables . . . . . . . . . . .     (  695)      (1,419)
       Deferred acquisition costs. . . . . . . . . .     (  256)      (  138)
       Other, net. . . . . . . . . . . . . . . . . .     (  278)      (  607)
      (Decrease) increase in liabilities:
       Unpaid claims and claim settlement expenses .      3,699        3,309
       Unearned premiums . . . . . . . . . . . . . .     (   57)         837
       Deposits by insureds. . . . . . . . . . . . .     (  107)         559
       Other, net. . . . . . . . . . . . . . . . . .     (  530)      (  654)
  Net cash provided by operating activities. . . . .      1,804        1,124
Cash flows from investing activities:
  Purchase of investments:
    Held to maturity . . . . . . . . . . . . . . . .     (2,334)      (1,377)
    Available for sale . . . . . . . . . . . . . . .     (3,773)      (4,575)
  Sale of investments:
    Available for sale . . . . . . . . . . . . . . .      6,766          810
  Maturity of investments. . . . . . . . . . . . . .        805        1,253
  Net sale (purchase) of short term and other
   investments . . . . . . . . . . . . . . . . . . .     (4,212)       3,049
  Purchase of property and equipment . . . . . . . .     (  147)      (   86)
  Sale of property and equipment . . . . . . . . . .         13          -
  Other, net . . . . . . . . . . . . . . . . . . . .        288           97
    Net cash used in investing activities. . . . . .     (2,594)      (  829)
Cash flows from financing activities:
  Cash dividends paid. . . . . . . . . . . . . . . .     (  407)      (  372)
  Issuance of common stock . . . . . . . . . . . . .         78          153
  Proceeds from notes payable  . . . . . . . . . . .        844          226
  Payment of notes payable . . . . . . . . . . . . .     (  130)      (  120)
    Net cash provided by (used in) financing
     activities. . . . . . . . . . . . . . . . . . .        385       (  113)
Net increase (decrease) in cash. . . . . . . . . . .     (  405)         182
Cash at beginning of the period. . . . . . . . . . .        637           99
Cash at end of the period. . . . . . . . . . . . . .    $   232      $   281

Se     e accompanying notes to consolidated financial statements.

               WALSHIRE ASSURANCE COMPANY AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

 1. The consolidated balance sheet as of March 31, 1997, the consolidated statements of income for the three months ended March 31, 1997 and 1996 and the consolidated statements of cash flows for the three months then ended have been prepared by Walshire Assurance Company ( the Company ) without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1997 and for all periods presented, have been made.

2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these unaudited consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company s 1996 Annual Report. The results of operations for the period ended March 31, 1997 are not necessarily indicative of the results of operations for the full year.

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

    FASB Statement No. 128, Earnings Per Share (Statement 128) supersedes APB Opinion No. 15, Earnings Per Share, and specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock. Statement 128 was issued to simplify the computation of EPS and to make the U.S. standard more compatible with the EPS standards of other countries and that of the International Accounting Standards Committee (IASC). It also requires dual presentation of Basic EPS and Diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the Basic EPS computation to the numerator and denominator of the Diluted EPS computation.

    Basic EPS, unlike Primary EPS, excludes all dilution while Diluted EPS, like Fully Diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For many entities Basic EPS will be higher than Primary EPS and Diluted EPS will be approximately the same as Fully Diluted EPS.

    Statement 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Management does not expect that the adoption of Statement 128 will have a material impact on its earnings per share.

4. Forward Looking Statements. The information contained in this Quarterly Report contains forward looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder), including without limitation, statements as to the allowances for doubtful accounts and credit losses, reserves for unpaid claims and claim settlement expenses, the classification of the Company's investment portfolio and other statements as to management's beliefs, expectations or opinions. Such forward looking statements are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those in the forward looking statements. Certain of these risks, uncertainties and other factors are discussed in this Quarterly Report or in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, a copy of which may be obtained from the Company upon request and without charge (except for the exhibits thereto).

5. Investment Considerations. In analyzing whether to make, or to continue, an investment in the Company, investors should consider, among other factors, certain investment considerations more particularly described in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Item 2. Management s Discussion and Analysis of Financial Condition and Results of Operations

Revenues for the three month period ended March 31, 1997 increased $2.2 million, or 19.0%, from revenues for the three month period ended March 31, 1996. This increase was primarily the result of an increase in net premiums earned and net realized gains on investments. Direct premiums written increased 13.4% in the three month period ended March 31, 1997 when compared to the same period in 1996. The following table sets forth the direct premiums written by the Company for the three month periods ended March 31, 1997 and 1996 by line of business.

                                         (In thousands)
                                   Three months ended March 31,
                                        1997          1996        %Change
          Auto liability        $ 7,626       $ 6,165        23.7 %
          Auto physical damage        4,898         5,532      ( 11.5)%
          Workers  compensation       1,178         1,788      ( 34.2)%
          Inland marine               1,024           856        19.6 %
          Homeowners                    590           -           N/M
          Other                       1,064            98       984.0 %
                 Total             $16,380       $14,439        13.4 %


Expenses for the three month period ended March 31, 1997 increased $1.9 million, or 17.1%, over expenses for the three month period ended March 31, 1996. The increase was the result of increases in net claims and claim settlement expenses, and underwriting, general and administrative expenses. Increases in net claims and claim settlement expenses were the result of increases in earned premiums, as well as an increase in the statutory loss ratio from 72.6% in 1996 to 76.4% in 1997. Increases in underwriting, general and administrative expenses were primarily the result of increases in premiums written. The statutory combined ratio for the three month period ended March 31, 1997 was 107.8%, an increase from 101.9% for the three month period ended March 31, 1996.


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


Part II   OTHER INFORMATION

Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities

          None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          None



















SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   WALSHIRE ASSURANCE COMPANY
                                   (Registrant)



DATE:  May 14, 1997           /s/ Kenneth R. Taylor
                                   Kenneth R. Taylor
                                   President and Chief
                                   Executive Officer



DATE:  May 14, 1997           /s/ Gary J. Orndorff
                                   Gary J. Orndorff
                                   Vice President/Treasurer
                                   and Chief Financial Officer































