Form 10-Q
period 1997-06-30
WALSHIRE ASSURANCE COMPANY
filed 1997-08-14
CIK 818155

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC   20549

                                Form 10-Q

(Mark One)
(X)            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


             For the quarterly period ended:  June 30, 1997

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

          Class:                      Outstanding at August 12, 1997:
Common stock - $.01 Par Value                    4,679,943 shares





                WALSHIRE ASSURANCE COMPANY
   AND SUBSIDIARIES



                INDEX




                                                             PAGE
                                                             NUMBER



Part I    FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets as of June 30, 1997
          (unaudited) and December 31, 1996. . . . . . . . . .      2

          Consolidated Statements of Income for the three
          months ended June 30, 1997 and 1996 (unaudited). . .           4

          Consolidated Statements of Income for the six
          months ended June 30, 1997 and 1996 (unaudited). . .           5

          Consolidated Statements of Cash Flows for the six
          months ended June 30, 1997 and 1996 (unaudited). . .           6

          Notes to Consolidated Financial Statements
          (unaudited)  . . . . . . . . . . . . . . . . . . . .           7

Item 2.   Management s Discussion and Analysis of Financial
          Condition and Results of Operations  . . . . . . . .           9

Part II   OTHER INFORMATION  . . . . . . . . . . . . . . . . .          10

Item 1.   Legal Proceedings  . . . . . . . . . . . . . . . . .          10

Item 2.   Changes in Securities  . . . . . . . . . . . . . . .          10

Item 3.   Defaults Upon Senior Securities  . . . . . . . . . .          10

Item 4.   Submission of Matters to Vote of Security Holders. .          11

Item 5.   Other Information  . . . . . . . . . . . . . . . . .          11

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . .          11

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . .        12





1




WALSHIRE ASSURANCE COMPANY
AND SUBSIDIARIES



Consolidated Balance Sheets



                                                   (In thousands,
                                                    except per share data)
                                            June 30,    December 31,
               Assets                         1997          1996
                                          (Unaudited)

Investments:
  Held to maturity:
     Fixed maturities (fair value $19,360 and
       $18,158) . . . . . . . . . . . . . . . .  $ 19,132        $ 17,923
  Available for sale:
     Fixed maturities (cost $35,179 and
       $37,512) . . . . . . . . . . . . . . . .    35,135         37,356
     Equity securities (cost $9,983 and
       $8,711). . . . . . . . . . . . . . . . .    10,065          8,930
  Short-term investments . . . . . . . . . . . .     8,924          4,758
  Other investments. . . . . . . . . . . . . . .     2,047         2,051

     Total investments . . . . . . . . . . . . .    75,303        71,018

Cash. . . . . . . . . . . . . . . . . . . . . . .        764           637
Accrued investment income receivable. . . . . . .        846         847
Amounts receivable from reinsurers. . . . . . . .       -          1,837
Amounts receivable from reinsured company . . . .       561          563
Agents  balances (net of allowance for doubtful
  accounts of $120). . . . . . . . . . . . . . .     6,471          8,501
Installment premiums receivable . . . . . . . . .    10,029         8,514
Agents  balances and installment premiums
  receivable from related parties. . . . . . . .     2,273          3,073
Premium finance receivables (net of unearned
  finance charges and allowance for credit
  losses of $113 and $109) . . . . . . . . . . .     4,658          4,836
Reinsurance receivable. . . . . . . . . . . . . .    26,376        19,699
Deferred acquisition costs. . . . . . . . . . . .     5,257        5,193
Property and equipment (net of accumulated
  depreciation of $1,980 and $1,725) . . . . . .     4,326          4,526
Other assets. . . . . . . . . . . . . . . . . . .     1,281         1,692

     Total assets. . . . . . . . . . . . . . . .  $138,145      $130,936



See accompanying notes to consolidated financial statements.



                                   2




                                   WALSHIRE ASSURANCE COMPANY
                                        AND SUBSIDIARIES


                               Consolidated Balance Sheets, Continued




                                                     (In thousands,
                                                  except per share data)
                                                     June 30    December 31,
Liabilities and Shareholders  Equity                   1997         1996
                                                    (Unaudited)



Liabilities:
  Unpaid claims and claim settlement expenses.    $  41,356      $ 36,551
  Unearned premiums. . . . . . . . . . . . . .       31,814        33,250
  Amounts payable to reinsurers. . . . . . . .        3,743          -
  Short-term notes payable . . . . . . . . . .        8,050         7,293
  Long-term notes payable. . . . . . . . . . .          720         1,076
  Deposits by insureds . . . . . . . . . . . .        2,382         2,380
  Commissions payable to agents. . . . . . . .        1,806         1,681
  Commissions payable to related parties . . .          274           401
  Other liabilities. . . . . . . . . . . . . .      _   744         1,470

     Total liabilities . . . . . . . . . . . .       90,889        84,102

Shareholders  equity:
  Preferred stock, par value $.01 per share;
     2,000 shares authorized; 128 shares
     issued and outstanding. . . . . . . . . .            1             1
  Common stock, par value $.01 per share;
     10,000 shares authorized; 4,678 and
     4,651 shares issued and outstanding . . .           47            47
  Additional paid-in capital . . . . . . . . .       38,764        38,648
  Unrealized gains on investments available
     for sale (net of deferred taxes of $0 and
     $21). . . . . . . . . . . . . . . . . . .           38            42
  Retained earnings. . . . . . . . . . . . . .        8,406         8,096

     Shareholders  equity. . . . . . . . . . .       47,256        46,834

  Total liabilities and shareholders  equity .     $138,145      $130,936




      See accompanying notes to consolidated financial statements.



                                    3



                       WALSHIRE ASSURANCE COMPANY
                            AND SUBSIDIARIES
                    Consolidated Statements of Income


                                                  (In thousands,
                                                        except per share data)
                                                         Three Months Ended
                                                              June 30,_____
                                                          1997      1996
                                                       (Unaudited)(Unaudited)


Revenues:
  Premiums earned . . . . . . . . . . . . . . . . .     $15,904   $ 14,386
  Premiums ceded. . . . . . . . . . . . . . . . . .     ( 4,726)   ( 3,004)
  Net premiums earned . . . . . . . . . . . . . . .      11,178     11,382
  Net investment income . . . . . . . . . . . . . .       1,069        742
  Net realized gains on investments . . . . . . . .         757        702
  Other . . . . . . . . . . . . . . . . . . . . . .         169        187
     Total revenues . . . . . . . . . . . . . . . .      13,173     13,013

Expenses:
  Claims and claim settlement expenses. . . . . . .      11,879      8,380
  Reinsurance recoveries. . . . . . . . . . . . . .     ( 3,279)   (   952)
  Net claims and claim settlement expenses. . . . .       8,600      7,428
  Amortization of deferred acquisition costs. . . .       1,728      1,724
  Underwriting, general and administrative
     expenses. . . . . . . . . . . . . . . . . . . .       2,121      1,875
   Dividends to policyholders. . . . . . . . . . . .        -           117
  Interest. . . . . . . . . . . . . . . . . . . . .         175         91
     Total expenses . . . . . . . . . . . . . . . .      12,624     11,235

Income before income taxes . . . . . . . . . . . . .         549      1,778
Provision for income taxes . . . . . . . . . . . . .          92        377
Net income . . . . . . . . . . . . . . . . . . . . .         457      1,401
Less dividends on convertible preferred stock. . . .         104        108
Net income available for common stock. . . . . . . .     $   353   $  1,293

Net income per common share and common equivalent
  share:
  Primary:
     Net income . . . . . . . . . . . . . . . . . .     $   .07   $    .27

     Weighted average shares outstanding. . . . . .       4,780      4,790

  Fully diluted:
     Net income . . . . . . . . . . . . . . . . . .     $   .07   $    .26

     Weighted average shares outstanding. . . . . .       4,780      5,392




See accompanying notes to consolidated financial statements.


4


                                   WALSHIRE ASSURANCE COMPANY
                                        AND SUBSIDIARIES
                                Consolidated Statements of Income


                                                  (In thousands,
                                                        except per share data)
                                                           Six Months Ended
                                                              June 30,_____
                                                          1997      1996
                                                       (Unaudited)(Unaudited)


Revenues:
  Premiums earned . . . . . . . . . . . . . . . . .     $31,550   $ 28,177
  Premiums ceded. . . . . . . . . . . . . . . . . .     ( 8,225)   ( 6,059)
  Net premiums earned . . . . . . . . . . . . . . .      23,325     22,118
  Net investment income . . . . . . . . . . . . . .       2,051      1,473
  Net realized gains on investments . . . . . . . .       1,393        769
  Other . . . . . . . . . . . . . . . . . . . . . .         332        362
     Total revenues . . . . . . . . . . . . . . . .      27,101     24,722

Expenses:
  Claims and claim settlement expenses. . . . . . .      22,692     16,767
  Reinsurance recoveries. . . . . . . . . . . . . .     ( 4,999)   ( 1,689)
  Net claims and claim settlement expenses. . . . .      17,693     15,078
  Amortization of deferred acquisition costs. . . .       3,328      3,386
  Underwriting, general and administrative
     expenses. . . . . . . . . . . . . . . . . . . .       4,357      3,688
   Dividends to policyholders. . . . . . . . . . . .         -          117
  Interest. . . . . . . . . . . . . . . . . . . . .         365        173
     Total expenses . . . . . . . . . . . . . . . .      25,743     22,442

Income before income taxes . . . . . . . . . . . . .       1,358      2,280
Provision for income taxes . . . . . . . . . . . . .         234        382
Net income . . . . . . . . . . . . . . . . . . . . .       1,124      1,898
Less dividends on convertible preferred stock. . . .         208        216
Net income available for common stock. . . . . . . .     $   916   $  1,682

Net income per common share and common equivalent
  share:
  Primary:
     Net income . . . . . . . . . . . . . . . . . .     $   .19   $    .35

     Weighted average shares outstanding. . . . . .       4,811      4,775

  Fully diluted:
     Net income . . . . . . . . . . . . . . . . . .     $   .19   $    .35

     Weighted average shares outstanding. . . . . .       4,811      5,372




See accompanying notes to consolidated financial statements.


5
WA              LSHIRE ASSURANCE COMPANY AND SUBSIDIARIES
Co                 nsolidated Statements of Cash Flows
                                                           (In thousands)
                                                       except per share data)

                                                          Six Months Ended
                                                              June 30, _______

                                                          1997        1996
                                                       (Unaudited) (Unaudited)
Cash flows from operating activities:
  Net income . . . . . . . . . . . . . . . . . . . .   $  1,124      $ 1,898
  Adjustments to reconcile net income to net
    cash provided by operating activities
      Net realized gains on investments. . . . . . .    ( 1,393)      (  769)
      Decrease (increase) in assets:
       Accrued investment income receivable. . . . .          1            3
       Amounts receivable from reinsurers. . . . . .      1,837        1,227
       Amounts receivable from reinsured company . .          2       (  916)
       Agents  balances and installment premiums
        receivable . . . . . . . . . . . . . . . . .        515       (4,382)
       Agents  balances and installment premiums
        receivable from related parties. . . . . . .        800          191
       Premium finance receivables . . . . . . . . .        178          698
       Reinsurance receivables . . . . . . . . . . .    ( 6,677)      (4,454)
       Deferred acquisition costs. . . . . . . . . .    (    64)      (  345)
       Other, net. . . . . . . . . . . . . . . . . .        760       (  721)
      (Decrease) increase in liabilities:
       Unpaid claims and claim settlement expenses .      4,805        7,132
       Unearned premiums . . . . . . . . . . . . . .    ( 1,436)       1,967
      Amounts payable to reinsurers . . . . . . . .      3,743          -
       Deposits by insureds. . . . . . . . . . . . .          2          804
       Other, net. . . . . . . . . . . . . . . . . .    (   739)      (  268)
  Net cash provided by operating activities. . . . .      3,458        2,065
Cash flows from investing activities:
  Purchase of investments:
    Held to maturity . . . . . . . . . . . . . . . .    ( 2,340)      (1,377)
    Available for sale . . . . . . . . . . . . . . .    (15,750)      (8,324)
  Sale of investments:
    Available for sale . . . . . . . . . . . . . . .     17,451        3,456
  Maturity of investments. . . . . . . . . . . . . .      1,781        2,528
  Net (purchase) sale of short term and other
    investments. . . . . . . . . . . . . . . . . . .    ( 4,120)      (  494)
  Purchase of property and equipment . . . . . . . .    (   155)      (  772)
  Sale of property and equipment . . . . . . . . . .         12            9
  Other, net . . . . . . . . . . . . . . . . . . . .         88          417
    Net cash (used in) investing activities. . . . .    ( 3,033)      (4,557)
Cash flows from financing activities:
  Cash dividends paid. . . . . . . . . . . . . . . .    (   815)      (  750)
  Issuance of common stock . . . . . . . . . . . . .        116          618
  Proceeds from notes payable  . . . . . . . . . . .        700        3,229
  Payment of notes payable . . . . . . . . . . . . .    (   299)      (  240)
    Net cash provided by (used in) financing
      activities . . . . . . . . . . . . . . . . . .    (   298)       2,857
Net increase in cash . . . . . . . . . . . . . . . .        127          365
Cash at beginning of the period. . . . . . . . . . .        637           99
Cash at end of the period. . . . . . . . . . . . . .   $    764      $   464

See accompanying notes to consolidated financial statements.

                                    6
               WALSHIRE ASSURANCE COMPANY AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. The consolidated balance sheet as of June 30, 1997, the consolidated statements of income for the three and six months ended June 30, 1997 and 1996, and the consolidated statements of cash flows for the six months then ended have been prepared by Walshire Assurance Company ( the Company ) without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1997 and for all periods presented, have been made.

2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these unaudited consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company s 1996 Annual Report. The results of operations for the period ended June 30, 1997 are not necessarily indicative of the results of operations for the full year.

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

     Fully diluted net income per share was determined on the assumption that the convertible preferred stock was converted and the outstanding stock options were exercised on January 1, 1996. As to the preferred stock, net income was adjusted for dividends declared. As to the options, outstanding shares were increased as described above except that purchases of common stock are assumed to have been made at the higher of the period-end price or the average price of the common stock during that part of the year when the market price of the common stock exceeded the exercise price of the options.

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

     Basic EPS, unlike Primary EPS, excludes all dilution while Diluted EPS, like Fully Diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For many entities Basic EPS will be higher than Primary EPS and Diluted EPS will be approximately the same as Fully Diluted EPS.
                 7
     Statement 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Management does not expect that the adoption of Statement 128 will have a material impact on its earnings per share.

     FASB Statement No. 130, "Comprehensive Income", was issued and established standards for the reporting and disclosure of comprehensive income and its components (revenues, expenses, gains and losses). The statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The statement is effective for fiscal years beginning after December 15, 1997. The Company will adopt the statement in 1998.

     FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information", was issued and established standards for the way that public business enterprises report information about operating segments in annual financial statements. The statement requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The statement is effective for fiscal years beginning after December 15, 1997. The Company is in the process of determining the effect of this statement upon its financial reporting requirements.

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









    8

Item 2. Management s Discussion and Analysis of Financial Condition and Results of Operations

Revenues for the three month period ended June 30, 1997 increased $.2   million,
or 1.2%, from revenues for the three month period ended June 30, 1996. This increase was primarily the result of an increase in net investment income. Direct premiums written decreased $.6 million, or 3.8%, in the three month period ended June 30, 1997 when compared to the same period in 1996.
Decreases in auto liability, auto physical damage, workers' compensation and inland marine direct premiums written resulted from additional competition as well as rate reductions. Increases in homeowners and other lines were primarily the result of the acquisition of Yorktowne Insurance Company in September of 1996. The following table sets forth the direct premiums written by the Company for the three month periods ended June 30, 1997 and 1996 by line of business.
                                          (In thousands)
                                    Three months ended June 30,
                                        1997          1996        %Change
          Auto liability        $ 6,632       $ 6,954       (  4.6)%
          Auto physical damage        4,637         5,878       ( 21.1)%
          Workers  compensation         777         1,323       ( 41.2)%
          Inland marine                 735           883       ( 16.8)%
          Homeowners                    749           -            N/M
          Other                       1,201           267        349.8 %
                 Total             $14,731       $15,305       (  3.8)%

Expenses for the three month period ended June 30, 1997 increased $1.4 million, or 12.4%, over expenses for the three month period ended June 30, 1996. The increase was the result of increases in net claims and claim settlement expenses and underwriting, general and administrative expenses. Increases in net claims and claim settlement expenses were the result of an increase in the statutory loss ratio from 66.5% in 1996 to 78.4% in 1997. The increase in the loss ratio was due primarily to an increase in the loss ratio of the Company's auto liability and auto physical damage products. Increases in underwriting, general and administrative expenses were primarily the result of the additional operating expenses of Yorktowne Insurance Company, which was acquired in September of 1996. The statutory combined ratio for the three month period ended June 30, 1997 was 117.5%, an increase from 94.4% for the three month period ended June 30, 1996.

 Revenues for the six month period ended June 30, 1997 increased $2.4 million, or 9.6%, from revenues for the six month period ended June 30, 1996. This increase was primarily the result of increases in premiums earned, net investment income and net realized gains on investments. Direct premiums written increased $1.4 million, or 4.6%, in the six month period ended June 30, 1997 when compared to the same period in 1996. The following table sets forth the direct premiums written by the Company for the six month periods ended June 30, 1997 and 1996 by line of business.
                                   (In thousands)
                               Six months ended June 30,
                                        1997          1996        %Change
          Auto liability        $14,258       $13,119          8.7 %
          Auto physical damage        9,535        11,410       ( 16.4)%
          Workers  compensation       1,955         3,111       ( 37.2)%
          Inland marine               1,759         1,739          1.2 %
          Homeowners                  1,339           -           N/M
          Other                       2,265           365        520.6 %
               Total               $31,111       $29,744          4.6 %

9
  Expenses for the six month period ended June 30, 1997 increased $3.3 million, or 14.7%, over expenses for the six month period ended June 30, 1996. The increase was primarily the result of increases in net claims and claim settlement expenses and underwriting, general and administrative expenses.

Increases in net claims and claim settlement expenses were the result of increases in earned premiums, and an increase in the statutory loss ratio from 69.5% in 1996 to 77.4% in 1997. The increase in the loss ratio was due primarily to an increase in the loss ratio of the Company's auto liability and auto physical damage products. Increases in underwriting, general and administrative expenses were primarily the result of the additional operating expenses of Yorktowne Insurance Company, which was acquired in September of 1996. The statutory combined ratio for the six month period ended June 30, 1997 was 111.1%, an increase from 98.1% for the six month period ended June 30, 1996.

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
















10

Item 4.   Submission of Matter to a Vote of Security Holders

          The Annual Meeting of Shareholders was held on May 21, 1997. The only matter to be voted upon at the meeting was the election of two directors for a term of three years. The results of the election were as follows:

                              Charles W. Hash, Jr.     Kenneth R. Taylor


          Voting For                   3,327,767              3,094,170


          Voting against
            or withheld                   39,071                272,668

          Abstentions and
            Broker
            non-votes                  1,295,688              1,295,688

          The terms of the following directors will expire in:

            (a)  1998
                1.  L. Edward Sausman
                2.  William R. Tierney, Jr.

            (b)  1999
                1.  Peter D. Bennett
                2.  John J. Buchan, Jr.
                3.  Gary J. Orndorff

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          Exhibits

            (a) Exhibit 27.1 Financial data schedule

          Reports on Form 8-K

            None














11


SIGNA                             TURES

 Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   WALSHIRE ASSURANCE COMPANY
                                   (Registrant)




DATE:  August 13, 1997                  /s/ Kenneth R. Taylor
                                   Kenneth R. Taylor
                                   Chairman, President and Chief
                                   Executive Officer





DATE:  August 13, 1997                  /s/ Gary J. Orndorff
                                   Gary J. Orndorff
                                   Vice President/Treasurer
                                   and Chief Financial Officer






























                     12


SIGNATURES

 Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   WALSHIRE ASSURANCE COMPANY
                                   (Registrant)




DATE:  August 13, 1997                  __________________________

                                   Kenneth R. Taylor
                                   Chairman, President and Chief
                                   Executive Officer





DATE:  August 13, 1997                  __________________________

                                   Gary J. Orndorff
                                   Vice President/Treasurer
                                   and Chief Financial Officer






























                     12