Form 10-Q
period 1997-09-30
WALSHIRE ASSURANCE COMPANY
filed 1997-11-10
CIK 818155

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC   20549

                                Form 10-Q

(Mark One)
(X)            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


           For the quarterly period ended:  September 30, 1997

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

          Class:                      Outstanding at October 31, 1997:
Common stock - $.01 Par Value                    4,683,653 shares





                WALSHIRE ASSURANCE COMPANY
   AND SUBSIDIARIES



                INDEX



                                                             PAGE
                                                             NUMBER



Part I    FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets as of September 30, 1997
          (unaudited) and December 31, 1996. . . . . . . . . . .         2

          Consolidated Statements of Income for the three
          months ended September 30, 1997 and 1996 (unaudited) .         4

          Consolidated Statements of Income for the nine months
          months ended September 30, 1997 and 1996 (unaudited) .         5

          Consolidated Statements of Cash Flows for the nine
          months ended September 30, 1997 and 1996 (unaudited) .    6

          Notes to Consolidated Financial Statements
          (unaudited)  . . . . . . . . . . . . . . . . . . . . .    7

Item 2.   Management s Discussion and Analysis of Financial
          Condition and Results of Operations  . . . . . . . . .    9

Part II   OTHER INFORMATION  . . . . . . . . . . . . . . . . . .   11

Item 1.   Legal Proceedings  . . . . . . . . . . . . . . . . . .   11

Item 2.   Changes in Securities  . . . . . . . . . . . . . . . .   11

Item 3.   Defaults Upon Senior Securities  . . . . . . . . . . .        11

Item 4.   Submission of Matters to Vote of Security Holders. . .   11

Item 5.   Other Information  . . . . . . . . . . . . . . . . . .   11

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . .   11

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . .        12





WALSHIRE ASSURANCE COMPANY
AND SUBSIDIARIES



Consolidated Balance Sheets



                                                   (In thousands,
                                                    except per share data)
                                         September 30,  December 31,
               Assets                         1997          1996
                                          (Unaudited)

Investments:
  Held to maturity, at amortized cost:
     Fixed maturities (fair value $18,118 and
       $18,158) . . . . . . . . . . . . . . . .  $ 17,706        $ 17,923
  Available for sale, at fair value:
     Fixed maturities (cost $40,129 and
       $37,512) . . . . . . . . . . . . . . . .    40,585         37,356
     Equity securities (cost $10,259 and
       $8,711). . . . . . . . . . . . . . . . .    10,517           8,930
  Short-term investments . . . . . . . . . . . .     2,987          4,758
  Other investments. . . . . . . . . . . . . . .     2,050         2,051

     Total investments . . . . . . . . . . . . .    73,845        71,018

Cash. . . . . . . . . . . . . . . . . . . . . . .        494           637
Accrued investment income receivable. . . . . . .        829         847
Amounts receivable from reinsurers. . . . . . . .      -           1,837
Amounts receivable from reinsured company . . . .       546          563
Agents  balances (net of allowance for doubtful
  accounts of $120). . . . . . . . . . . . . . .     7,307          8,501
Installment premiums receivable . . . . . . . . .     6,913         8,514
Agents  balances and installment premiums
  receivable from related parties. . . . . . . .     2,023          3,073
Premium finance receivables (net of unearned
  finance charges and allowance for credit
  losses of $103 and $109) . . . . . . . . . . .     4,547          4,836
Reinsurance receivable. . . . . . . . . . . . . .    27,564        19,699
Deferred acquisition costs. . . . . . . . . . . .     4,632        5,193
Property and equipment, (net of accumulated
  depreciation of $2,076 and $1,725) . . . . . .     3,615          4,526
Other assets. . . . . . . . . . . . . . . . . . .     1,999         1,692

     Total assets. . . . . . . . . . . . . . . .  $134,314      $130,936



See accompanying notes to consolidated financial statements.



                                   WALSHIRE ASSURANCE COMPANY
                                        AND SUBSIDIARIES


                                   Consolidated Balance Sheets, Continued




                                                      (In thousands,
                                                  except per share data)
                                                   September 30, December 31,
Liabilities and Shareholders  Equity                   1997         1996
                                                    (Unaudited)



Liabilities:
  Unpaid claims and claim settlement expenses.     $ 42,567      $ 36,551
  Unearned premiums. . . . . . . . . . . . . .       27,907        33,250
   Amounts payable to reinsurers. . . . . . . .        3 902          -
  Short-term notes payable . . . . . . . . . .        5,206         7,293
  Long-term notes payable. . . . . . . . . . .          688         1,076
  Deposits by insureds . . . . . . . . . . . .        2,184         2,380
  Commissions payable to agents. . . . . . . .        1,321         1,681
  Commissions payable to related parties . . .          221           401
  Other liabilities. . . . . . . . . . . . . .      _ 1,959         1,470

     Total liabilities . . . . . . . . . . . .       85,955        84,102

Shareholders  equity:
  Preferred stock, par value $.01 per share;
     2,000 shares authorized; 128 shares
     issued and outstanding. . . . . . . . . .            1             1
  Common stock, par value $.01 per share;
     10,000 shares authorized; 4,682 and
     4,651 shares issued and outstanding . . .           47            47
  Additional paid-in capital . . . . . . . . .       38,796        38,648
  Unrealized gains on investments available
     for sale (net of deferred taxes of $243
     and $21). . . . . . . . . . . . . . . . .          471            42
  Retained earnings. . . . . . . . . . . . . .        9,044         8,096

     Shareholders  equity. . . . . . . . . . .       48,359        46,834

  Total liabilities and shareholders  equity .     $134,314      $130,936




      See accompanying notes to consolidated financial statements.



                       WALSHIRE ASSURANCE COMPANY
                            AND SUBSIDIARIES
                    Consolidated Statements of Income


                                                  (In thousands,
                                                        except per share data)
                                                         Three Months Ended
                                                            September 30,_____
                                                          1997      1996
                                                       (Unaudited)(Unaudited)


Revenues:
  Premiums earned . . . . . . . . . . . . . . . . .     $16,464   $ 14,622
  Premiums ceded. . . . . . . . . . . . . . . . . .     ( 7,091)   ( 2,956)
  Net premiums earned . . . . . . . . . . . . . . .       9,373     11,666
  Net investment income . . . . . . . . . . . . . .       1,110        821
  Net realized gains on investments . . . . . . . .         842        272
  Other . . . . . . . . . . . . . . . . . . . . . .         261        166
     Total revenues . . . . . . . . . . . . . . . .      11,586     12,925

Expenses:
  Claims and claim settlement expenses. . . . . . .      12,120      9,509
  Reinsurance recoveries. . . . . . . . . . . . . .     ( 5,484)   ( 1,773)
  Net claims and claim settlement expenses. . . . .       6,636      7,736
  Amortization of deferred acquisition costs. . . .       1,257      1,909
  Underwriting, general and administrative
     expenses. . . . . . . . . . . . . . . . . . . .       1,889      2,055
   Dividends to policyholders. . . . . . . . . . . .         213       -
  Interest. . . . . . . . . . . . . . . . . . . . .         178        118
     Total expenses . . . . . . . . . . . . . . . .      10,173     11,818

Income before income taxes . . . . . . . . . . . . .       1,413      1,107
Provision for income taxes . . . . . . . . . . . . .         366        172
Net income . . . . . . . . . . . . . . . . . . . . .       1,047        935
Less dividends on convertible preferred stock. . . .         104        104
Net income available for common stock. . . . . . . .     $   943   $    831

Net income per common share and common equivalent
  share:
  Primary:
     Net income . . . . . . . . . . . . . . . . . .     $   .20   $    .17

     Weighted average shares outstanding. . . . . .       4,784      4,778

  Fully diluted:
     Net income . . . . . . . . . . . . . . . . . .     $   .19   $    .17

     Weighted average shares outstanding. . . . . .       5,388      5,375




See accompanying notes to consolidated financial statements.


                                   WALSHIRE ASSURANCE COMPANY
                                        AND SUBSIDIARIES
                                Consolidated Statements of Income


                                                  (In thousands,
                                                        except per share data)
                                                          Nine Months Ended
                                                            September 30,   _
                                                          1997      1996
                                                       (Unaudited)(Unaudited)


Revenues:
  Premiums earned . . . . . . . . . . . . . . . . .     $48,014   $ 42,799
  Premiums ceded. . . . . . . . . . . . . . . . . .     (15,316)   ( 9,015)
  Net premiums earned . . . . . . . . . . . . . . .      32,698     33,784
  Net investment income . . . . . . . . . . . . . .       3,161      2,294
  Net realized gains on investments . . . . . . . .       2,235      1,041
  Other . . . . . . . . . . . . . . . . . . . . . .         593        528
     Total revenues . . . . . . . . . . . . . . . .      38,687     37,647

Expenses:
  Claims and claim settlement expenses. . . . . . .      34,812     26,276
  Reinsurance recoveries. . . . . . . . . . . . . .     (10,483)   ( 3,462)
  Net claims and claim settlement expenses. . . . .      24,329     22,814
  Amortization of deferred acquisition costs. . . .       4,585      5,295
  Underwriting, general and administrative
     expenses. . . . . . . . . . . . . . . . . . . .       6,246      5,743
   Dividends to policyholders. . . . . . . . . . . .         213        117
  Interest. . . . . . . . . . . . . . . . . . . . .         543        291
     Total expenses . . . . . . . . . . . . . . . .      35,916     34,260

Income before income taxes . . . . . . . . . . . . .       2,771      3,387
Provision for income taxes . . . . . . . . . . . . .         600        554
Net income . . . . . . . . . . . . . . . . . . . . .       2,171      2,833
Less dividends on convertible preferred stock. . . .         312        320
Net income available for common stock. . . . . . . .     $ 1,859   $  2,513

Net income per common share and common equivalent
  share:
  Primary:
     Net income . . . . . . . . . . . . . . . . . .     $   .39   $    .53

     Weighted average shares outstanding. . . . . .       4,803      4,778

  Fully diluted:
     Net income . . . . . . . . . . . . . . . . . .     $   .39   $    .53

     Weighted average shares outstanding. . . . . .       4,803      5,385



See accompanying notes to consolidated financial statements.



                                   WALSHIRE ASSURANCE COMPANY AND SUBSIDIARIES
                                       Consolidated Statements of Cash Flows
                                                           (In thousands)
                                                       except per share data)

                                                         Nine Months Ended
                                                           September 30, ____

                                                          1997        1996
                                                       (Unaudited) (Unaudited)
Cash flows from operating activities:
  Net income . . . . . . . . . . . . . . . . . . . .    $  2,171    $  2,833
  Adjustments to reconcile net income to net
    cash provided by operating activities
      Net realized gains on investments. . . . . . .     ( 2,235)    ( 1,041)
      Decrease (increase) in assets:
       Accrued investment income receivable. . . . .          18     (    52)
       Amounts receivable from reinsurers. . . . . .       1,837         998
       Amounts receivable from reinsured company . .          17     (    37)
       Agents  balances and installment premiums
        receivable . . . . . . . . . . . . . . . . .       2,795     ( 2,203)
       Agents  balances and installment premiums
        receivable from related parties. . . . . . .       1,050     (   713)
       Premium finance receivables . . . . . . . . .         289       1,162
       Reinsurance receivables . . . . . . . . . . .     ( 7,865)    (11,008)
       Deferred acquisition costs. . . . . . . . . .         561     (   112)
       Other, net. . . . . . . . . . . . . . . . . .         204     (   554)
      (Decrease) increase in liabilities:
       Unpaid claims, claim settlement expenses and
        claim drafts outstanding . . . . . . . . . .       6,016      13,588
       Unearned premiums . . . . . . . . . . . . . .     ( 5,343)      4,214
      Amounts payable to reinsurers . . . . . . . .       3,902        ---
       Deposits by insureds. . . . . . . . . . . . .     (   196)        403
       Other, net. . . . . . . . . . . . . . . . . .     (    38)        603
  Net cash provided by operating activities. . . . .       3,183       8,081
Cash flows from investing activities:
  Purchase of investments:
    Held to maturity . . . . . . . . . . . . . . . .     ( 2,338)    ( 3,713)
    Available for sale . . . . . . . . . . . . . . .     (27,784)    (12,755)
  Sale of investments:
    Available for sale . . . . . . . . . . . . . . .      24,273       4,703
  Maturity of investments. . . . . . . . . . . . . .       4,010       4,267
  Net (purchase) sale of short term and other
    investments. . . . . . . . . . . . . . . . . . .       1,801     ( 2,939)
  Purchase of property and equipment . . . . . . . .     (   216)    ( 1,301)
  Sale of property and equipment . . . . . . . . . .         616           9
  Other, net . . . . . . . . . . . . . . . . . . . .     (   137)        403
    Net cash provided by (used in) investing
      activities . . . . . . . . . . . . . . . . . .         225     (11,326)
Cash flows from financing activities:
  Cash dividends paid. . . . . . . . . . . . . . . .     ( 1,223)    ( 1,128)
  Issuance of common stock . . . . . . . . . . . . .         148         890
  Proceeds from notes payable  . . . . . . . . . . .        ---        4,159
  Payment of notes payable . . . . . . . . . . . . .     ( 2,476)    (   360)
    Net cash provided by (used in) financing
      activities . . . . . . . . . . . . . . . . . .     ( 3,551)      3,561
Net increase (decrease) in cash  . . . . . . . . . .     (   143)        316
Cash at beginning of the period. . . . . . . . . . .         637          99
Cash at end of the period. . . . . . . . . . . . . .    $    494     $   415

See accompanying notes to consolidated financial statements.
                                    6


               WALSHIRE ASSURANCE COMPANY AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1. The consolidated balance sheet as of September 30, 1997, the consolidated statements of income for the three and nine months ended September 30, 1997 and 1996, and the consolidated statements of cash flows for the nine months then ended have been prepared by Walshire Assurance Company ( the Company ) without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1997 and for all periods presented, have been made.

2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these unaudited consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company s 1996 Annual Report. The results of operations for the period ended September 30, 1997 are not necessarily indicative of the results of operations for the full year.

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

     Fully diluted net income per share was determined on the assumption that the convertible preferred stock was converted and the outstanding stock options were exercised on January 1, 1997 and 1996. As to the preferred stock, net income was adjusted for dividends declared. As to the options, outstanding shares were increased as described above except that purchases of common stock are assumed to have been made at the higher of the period-end price or the average price of the common stock during that part of the year when the market price of the common stock exceeded the exercise price of the options.

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

4. Forward Looking Statements. The information contained in this Quarterly Report contains forward looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder), including without limitation, statements as to the allowances for doubtful accounts and credit losses, the provision for unpaid claims and claim settlement expenses, the classification of the Company's investment portfolio and other statements as to management's beliefs, expectations or opinions. Such forward looking statements are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those in the forward looking statements. Certain of these risks, uncertainties and other factors are discussed in this Quarterly Report or in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, a copy of which may be obtained from the Company upon request and without charge (except for the exhibits thereto).

5. Investment Considerations. In analyzing whether to make, or to continue, an investment in the Company, investors should consider, among other factors, certain investment considerations more particularly described in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Item 2. Management s Discussion and Analysis of Financial Condition and Results of Operations

Revenues for the three month period ended September 30, 1997 decreased $1.3 million, or 10.4%, from revenues for the three month period ended September 30, 1996. This decrease was primarily the result of a decrease in net premiums earned, offset, in part, by an increase in net realized gains on investments. Even though net premiums earned decreased, premiums earned in the third quarter of 1997 increased $1.8 million, or 12.6%, over premiums earned in the same period in 1996 due to a greater amount of in force premiums in the third quarter of 1997. The decrease in net premiums earned is a result of the Company ceding more premiums to reinsurers in the current year than it did in 1996. Direct premiums written decreased $2.3 million, or 17.1%, in the three month period ended September 30, 1997 when compared to the same period in 1996. The following table sets forth the direct premiums written by the Company for the three month periods
ended September 30, 1997 and 1996 by line of business.
                                          (In thousands)
                                  Three months ended September 30,
                                        1997          1996        %Change
          Auto liability        $ 4,282       $ 5,092       ( 15.9%)
          Auto physical damage        3,192         4,980       ( 35.9%)
          Workers  compensation         858         1,955       ( 56.1%)
          Inland marine                 606           752       ( 19.4%)
          Homeowners                    793           -            N/M
          Other                       1,223           437        179.9%
                 Total             $10,954       $13,216       ( 17.1%)

Expenses for the three month period ended September 30, 1997 decreased $1.6 million, or 13.9%, over expenses for the three month period ended September 30, 1996. The decrease was primarily the result of a decrease in net claims and claim settlement expenses and amortization of deferred acquisition costs. The decrease in net claims and claim settlement expenses was the result of a decrease in net premiums earned, offset, in part, by an increase in the statutory loss ratio from 67.7% in 1996 to 72.1% in 1997. The increase in the loss ratio was due primarily to increases in the loss ratio of the Company's auto liability and auto physical damage products, offset, in part, by a reduction in the provision for workers' compensation claims. The decrease in the amortization of deferred acquisition costs was primarily the result of the decrease in net premiums earned and an increase in ceding commission income. The statutory combined ratio for the three month period ended September 30, 1997 was 108.1%, an increase from 99.4% for the three month period ended September 30, 1996.

Revenues for the nine month period ended September 30, 1997 increased $1.0 million, or 2.8%, from revenues for the nine month period ended September 30, 1996. This increase was primarily the result of increases in net investment income and net realized gains on investments, offset, in part, by a decrease in net premiums earned. Even through net premiums earned decreased, premiums earned in the first nine months of 1997 increased $5.2 million, or 12.2%, over premiums earned in the same period in 1996 due to a greater amount of in force premiums in the current year. The decrease in net premiums earned is a result of the Company ceding more premiums to reinsurers in the current year than it did in 1996. Direct premiums written decreased $.9 million, or 2.1%, in the nine month period ended September 30, 1997 when compared to the same period in 1996. The following table sets forth the direct premiums written by the Company for the nine month periods ended September 30, 1997 and 1996 by line of business.

                                    (In thousands)
                                   Nine months ended September 30,

                                        1997          1996        %Change
          Auto liability        $18,540       $18,211          1.8%
          Auto physical damage       12,727        16,390       ( 22.3%)
          Workers  compensation       2,813         5,066       ( 44.5%)
          Inland marine               2,365         2,491       (  5.1%)
          Homeowners                  2,132          -             N/M
          Other                       3,488           802        334.9%
                 Total             $42,065       $42,960       (  2.1%)

Expenses for the nine month period ended September 30, 1997 increased $1.7 million, or 4.8%, over expenses for the nine month period ended September 30, 1996. The increase was primarily the result of increases in net claims and claim settlement expenses and underwriting, general and administrative expenses, offset, in part, by a decrease in the amortization of deferred acquisition costs.
Increases in net claims and claim settlement expenses were the result of an
increase in the statutory loss ratio from 68.9% in 1996 to   75.8% in 1997. The
increase in the loss ratio was due primarily to increases in the loss ratio of the Company's auto liability and auto physical damage products, offset, in part, by a reduction in the provision for workers' compensation claims. Increases in underwriting, general and administrative expenses were primarily the result of the additional operating expenses of Yorktowne Insurance Company, which was acquired on September 30, 1996. The decrease in the amortization of deferred acquisition costs was primarily the result of increases in ceding commission income and decreases in net premiums earned. The statutory combined ratio for the nine month period ended September 30, 1997 was 110.1%, an increase from 98.4% for the nine month period ended September 30, 1996.

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



                                   WALSHIRE ASSURANCE COMPANY
                                   (Registrant)




DATE:  November 5, 1997                 /s/ Kenneth R. Taylor

                                   Kenneth R. Taylor
                                   President and Chief
                                   Executive Officer





DATE:  November 5, 1997                 /s/ Gary J. Orndorff

                                   Gary J. Orndorff
                                   Vice President/Treasurer
                                   and Chief Financial Officer

                      SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   WALSHIRE ASSURANCE COMPANY
                                   (Registrant)




DATE:  November 5, 1997                      __________________________

                                   Kenneth R. Taylor
                                   President and Chief
                                   Executive Officer





DATE:  November 5, 1997                      __________________________

                                   Gary J. Orndorff
                                   Vice President/Treasurer
                                   and Chief Financial Officer