Form 10-K
period 1997-12-31
WALSHIRE ASSURANCE COMPANY
filed 1998-03-25
CIK 818155

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               Form 10-K


                                           (Mark One)
          [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 1997

                                OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from __________  to _________

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

  Common Stock, par value $.01 per share__________4,710,907_______________
            (Title of class)               (Number of Shares Outstanding
                                              as of February 27, 1998)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X
  No

       Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __

       The aggregate market value of voting stock held by non-affiliates of the Registrant is $33,918,050(1).




                      DOCUMENTS INCORPORATED BY REFERENCE

                  (Specific sections incorporated are identified
                           under applicable items herein)


      Certain portions of the Company s Proxy Statement to be filed in connection with its 1998 Annual Meeting are incorporated by reference in
  Part III of this Report.

       Other documents incorporated by reference are listed in the Exhibit
  Index.

  ___________________________

  (1) The aggregate dollar amount of the voting stock set forth equals the market value of a share of the Company's Common Stock times the number of shares outstanding, reduced by the market value of Common Stock held by officers, directors and shareholders owning in excess of 10% of the Company's Common Stock on February 27, 1998. The information provided shall in no way be construed as an admission that any officer, director or 10% shareholder in the Company may or may not be deemed an affiliate of the Company or that he is the beneficial owner of the shares reported as being held by him, and any such inference is hereby disclaimed. The information provided herein is included solely for recordkeeping purposes of the Securities and Exchange Commission.































                                 INDEX


                                                                 PAGE


                                PART I


  Item 1.    Business

             General ..............................................     1
             Business Written .....................................     2
             Marketing ............................................     3
             Reinsurance ..........................................     3
             Rates ................................................     4
             Claims ...............................................     4
             Liabilities for Unpaid Claims and Claim Settlement
               Expenses ...........................................     4
             Investments ..........................................     7
             Competition ..........................................     8
             Regulation ...........................................     8
             Employees ............................................    10
             Risk Factors .........................................    10

  Item 2.    Properties ...........................................    13

  Item 3.    Legal Proceedings ....................................    13

  Item 4.    Submission of Matters to a Vote of Security Holders ..    13

  Item 4.1   Executive Officers of the Registrant .................    14




                                PART II

  Item 5.    Market for the Registrant s Common Equity and
             Related Stockholder Matters ..........................    14

  Item 6.    Selected Financial Data ..............................    15

  Item 7.    Management s Discussion and Analysis of Financial
             Condition and Results of Operations ..................    16

  Item 8.    Financial Statements and Supplementary Data ..........    19

  Item 9.    Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure ..................    19





                                  (i)






                           INDEX (Continued)


                                                                 PAGE


                               PART III


  Item 10.   Directors and Executive Officers of the Registrant ...    19

  Item 11.   Executive Compensation ...............................    19

  Item 12.   Security Ownership of Certain Beneficial Owners
             and Management .......................................    20

  Item 13.   Certain Relationships and Related Transactions .......    20




                                PART IV


  Item 14.   Exhibits, Financial Statement Schedules and Reports
             on Form 8-K ..........................................    20




























                                 (ii)


                                PART I

  ITEM 1:  BUSINESS

  General

     Walshire Assurance Company ( Company ) is an insurance holding company headquartered in York, Pennsylvania. Through its wholly owned subsidiaries, Lincoln General Insurance Company ( Lincoln ), Comp America Insurance Company ("Comp") and Yorktowne Insurance Company ("Yorktowne"), the Company primarily provides a specialized line of property and casualty insurance principally in Pennsylvania, and to a lesser extent, in Georgia, Missouri, Ohio, Tennessee, Kentucky, and in certain other states located in the mid-Atlantic, South, Southeastern and Midwest regions of the country.

     The Company principally offers commercial automobile physical damage and liability coverages for trucks, tractors, trailers, buses and other commercial vehicles as well as workers compensation coverages for trucking employees. To a lesser extent, the Company offers certain commercial coverages for cargo in transit and other property, commonly called inland marine coverage, as well as homeowners, fire, farmowners, personal automobile physical damage, surety and fidelity coverages. The Company also provides adjusting services for claims covered by the Company and certain third parties, and financing for insurance premiums payable by customers of the Company and others. See Item 1: BUSINESS - Business Written and Claims .

     The following table sets forth the direct premiums written by the Company for the years ended December 31, 1997, 1996 and 1995 by line of
  business.                                    (in thousands)
                                          Years Ended December 31,__
                                    __1997_       1996_       1995__
  Auto Liability ............       $25,350     $26,140     $24,004
  Auto Physical Damage ......        16,777      22,782      18,977
  Workers  Compensation .....         4,000       6,272       5,329
  Inland Marine .............         3,208       3,322       2,656
  Homeowners ................         2,787         707        -
  Other .....................         4,704       1,872       1,054

                                    $56,826     $61,095     $52,020

       For the past several years, the Company s principal strategy has been to position itself within its geographical markets as a consistent and reliable provider of commercial automobile coverages for the transportation industry. The Company believes that it has been able to operate successfully in the commercial automobile market due to four principal factors: (i) the Company s comprehensive knowledge of the transportation industry which enables the Company to be more selective of the risks it underwrites and to settle claims within reasonable amounts,
  (ii) the Company s twenty-one year record of operations, which evidences the Company s willingness and ability to provide a consistent market for commercial automobile coverages, (iii) the Company s strong agency force, which the Company has been able to build through careful selection, (See
   Item 1: BUSINESS - Marketing"), and (iv) the Company s reputation for service, which the Company has been able to build through an agency force that is knowledgeable of the trucking industry and a claims department and adjusters which settle claims relatively quickly.

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

     The following table sets forth gross premiums written, net premiums earned and the combined ratio of the Company for the last three fiscal years. The combined ratio is a traditional measure of underwriting profitability. The ratio is the sum of (i) the ratio of incurred losses and associated expenses to net premiums earned ( loss ratio ) and (ii) the ratio of expenses incurred for commissions, premium taxes, administrative and other underwriting expenses to net premiums written ( expense ratio ). When the combined ratio is under 100%, underwriting results are generally considered profitable. Conversely, when the combined ratio is over 100%, underwriting results are generally considered unprofitable. The combined ratio does not reflect investment income, federal income taxes or other non-operating income or expenses.

                                        (in thousands, except percentages)
                                             Years Ended December 31,___
                                           1997_       1996_       1995_

  Gross premiums written .............   $56,914     $61,199     $52,138
  Net premiums earned ................    41,248      47,002      36,191
  Combined ratio (1) .................       114%       104%         87%


  _________________________
    (1) Combined ratios have been calculated in accordance with accounting principles prescribed or permitted by state regulatory agencies.

       In June, 1997, Lincoln received its current rating A+ (Superior) and Yorktowne received its current rating "B+" (Very Good) from A. M. Best Company. Comp is currently not rated by A. M. Best. Best s ratings are based upon factors relevant to policyholders and are not necessarily directed toward the protection of investors.





    2



  Marketing

       The Company s insurance services are marketed through approximately 410 independent insurance agents. The Company selects agents based on their comprehensive knowledge of the industries to which the Company provides insurance coverages and the Company s product markets, including in particular the transportation industry, and of the geographic market in which the agents operate. During 1997, one of the Company s agents accounted for 11% of the total premiums written by the Company and another agent accounted for 5% of the total premiums written by the Company. See
   Item 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .

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

     The Company maintains excess catastrophe reinsurance covering commercial automobile physical damage and inland marine losses and excess loss reinsurance covering commercial automobile physical damage and inland marine losses occurring at a terminal. The Company also maintains excess of loss reinsurance for all property coverages including automobile physical damage and inland marine. Under this latter treaty, the Company's maximum loss exposure on any one risk (at a maximum coverage of $2,500,000) is $50,000. In 1998, automobile physical damage and inland marine were excluded from the latter treaty.

     Pursuant to another reinsurance treaty, the Company maintains excess of loss reinsurance covering commercial automobile liability losses.
  Under this treaty, the Company s maximum loss exposure on any one loss occurrence (at a maximum coverage of $1,000,000) is $250,000. The Company also maintains contingency excess of loss reinsurance covering commercial automobile liability losses in excess of $1,000,000 (to a maximum of $5,000,000).

     The Company also maintains excess of loss reinsurance covering non-trucking automobile liability losses. Under this treaty, the Company s maximum loss exposure on any one risk (at a maximum coverage of $1,000,000) is $250,000. The Company also maintains contingency excess of loss reinsurance covering non-trucking automobile liability losses in excess of $1,000,000 (to a maximum of $5,000,000).

    3



     Pursuant to another reinsurance treaty, the Company maintains excess of loss reinsurance covering workers compensation losses. Under this treaty, the Company retains $250,000 of each occurrence. Losses in excess of $250,000 to a limit of $20,000,000 are reinsured. Any loss in excess of $20,000,000 is the obligation of the Company.

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

  Claims

     All claims operations, including review of initial reports of claims and the determination of liability amounts, are conducted by the Company s claims department. The Company employs a staff of adjusters specializing in the transportation industry for the purpose of adjusting claims covered by the Company and certain third parties. The Company believes that by using adjusters with an expertise in the transportation industry, it is able to settle claims within a relatively short period of time and within reasonable amounts. When appropriate, the Company also uses outside attorneys and adjusters.

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


    4




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

     The following table sets forth the unpaid claims and claim settlement expenses as of December 31, 1997, 1996 and 1995 and the age of such claims based upon the date the claim occurred.

                                                (in thousands)
                                           Years Ended December 31,___
                                         1997        1996        1995
  Unpaid claims and claim
    settlement expenses at the
    end of the period ............     $48,964     $36,551     $20,153

  Age of unpaid claims and claim
    settlement expenses at the
    end of the period:

    Zero to three months .........     $11,624     $ 8,469     $ 4,836
    Three to six months ..........       6,945       5,366       2,579
    Six months to one year .......      11,001       7,323       3,639
    Over one year ................      19,394      15,393       9,099

       The following table sets forth the unpaid claims and claim settlement expenses as of December 31 of each of the past ten years, as well as the cumulative deficiency (excess) for each year.


                                                  Disclosures concerning unpaid claims and claim settlement
                                                          expenses of property-casualty underwriters
                                                                      (in thousands)

                                                                   Year Ended December31
                                     1997        1996       1995       1994       1993       1992
   1991        1990       1989      1988
Net liability at end of
  year for unpaid claims
  and claim settlement
  expenses. . . . . . . . .       $ 26,667    $ 22,342   $ 13,149   $  9,001   $  6,443   $  2,810
$  1,548    $  1,808    $ 1,389   $   899
Net liability
  reestimated as of:
  One year later. . . . . .                     25,010     16,388      9,327      6,282      2,849
   1,187       1,125      2,339       241
  Two years later . . . . .                                18,892     10,649      6,284      2,907
   1,251       1,135      2,150       989
  Three years later . . . .                                           12,177      6,781      2,952
   1,349       1,173      2,231       960
  Four years later. . . . .                                                       7,346      3,145
   1,315       1,155      2,244       954
  Five years later. . . . .                                                                  3,371
   1,439       1,087      2,212       930
  Six years later . . . . .
   1,642       1,270      2,177       928
  Seven years later . . . .
               1,461      2,158       886
  Eight years later . . . .
                          2,158       883
  Nine years later  . . . .
                                      880

Cumulative deficiency
  (excess). . . . . . . . .                       2,668     5,743      3,176        903        561
      94      (  347)       769    (   19)

Cumulative amount of
  liability paid through:
  One year later. . . . . .                     $12,045  $  8,214   $  4,982   $  3,200   $  1,850
$  1,132    $  1,099    $ 1,988   $   206
  Two years later . . . . .                                12,930      7,804      4,303      2,402
   1,234       1,163      2,161       989
  Three years later . . . .                                           10,056      5,623      2,506
   1,330       1,134      2,211       960
  Four years later. . . . .                                                       6,531      2,995
   1,223       1,180      2,187       954
  Five years later. . . . .                                                                  3,289
   1,458       1,073      2,224       932
  Six years later . . . . .
   1,640       1,275      2,160       930
  Seven years later . . . .
               1,461      2,159       886
  Eight years later . . . .
                          2,158       883
  Nine years later  . . . .
                                      880

                                                    Year Ended December 31,
                                                    1997              1996
Gross liability at end of year . . . . . .           $48,964           $36,551
Reinsurance recoverable. . . . . . . . . .            22,297            14,209
Net liability at end of year . . . . . . .            26,667            22,342
Gross reestimated liability -- latest. . .                              38,280
Reestimated recoverable -- latest. . . . .                              13,270
Net reestimated liability -- latest. . . .                              25,010
Gross cumulative deficiency. . . . . . . .                               1,729



6
Investments

     The following table sets forth the classification of the Company s investment portfolio as of December 31, 1997, 1996, and 1995. As of December 31, 1997, less than 2% of the debt securities in the Company s investment portfolio were considered below investment grade, principally because such securities were not rated.

                                   (in thousands, except percentages)
                                               December 31,_______________
                                   1997_____      1996_____      1995_____
                              Amount Percent Amount Percent Amount Percent
  Held to Maturity:
    Fixed Maturities:
      U.S. Treasury securi-
       ties and obligations
       of U.S. government
       corporations and
       agencies ...........   $ 7,062   10%  $ 6,758    9%  $ 4,141    7%
      Obligations of
       states and political
     subdivisions .......     8,527   11    11,165   16    11,076   19
    Corporate securities.     1,639    2   -   -      -       -
      Total held to
       maturity (1) .......    17,228   23    17,923   25    15,217   26

  Available for sale:
    Fixed Maturities:
      U.S. Treasury securi-
      ties and obligations
      of U.S. government
      corporations and
      agencies.............    30,366   41    26,437   38     4,594    8
    Obligations of states
     and political subdi-
     visions ..............       448    1     7,190   10    20,981   36
    Debt securities issued
     by foreign govern-
     ments ................        35    -        35    -        35    -
    Corporate securities ..     7,333   10     3,694    5     1,605    3

      Total fixed
      maturities (2) ......    38,182   52    37,356   53    27,215   47

   Equity securities (3) ..     8,205   11     8,930   12     8,720   15

      Total available
      for sale ............    46,387   63    46,286   65    35,935   62

  Mortgage loans ..........        97    -       107    -       116    -

  Other investments .......     2,559    4     1,944    3     1,751    3

  Short term
   investments (4) ........     7,531  _10     4,758  _ 7     5,191  _ 9

      Total investments ...   $73,802  100%  $71,018  100%  $58,210  100%

                                  7
                                   _________________________
  (1) Securities held to maturity are valued at cost, which has been adjusted for amortization of discount or premium. Total fair value of securities held to maturity was $17,754 at December 31, 1997, $18,158 at December 31, 1996 and $15,712 at December 31,
       1995.
  (2) Fixed maturities available for sale are valued at fair value.
       Total amortized cost of fixed maturities available for sale was $37,722 at December 31, 1997, $37,512 at December 31, 1996 and
       $27,007 at December 31, 1995.
  (3) Equity securities are valued at fair value. Total costs of equity securities were $8,268 at December 31, 1997, $8,711 at December 31, 1996 and $8,189 at December 31, 1995.
  (4) Short-term investments are valued at cost, which approximates fair value.

     The following table sets forth the maturities of the Company s investment portfolio of fixed maturities as of December 31, 1997.
                                                     (in thousands
                                                  except percentages)
                                                   December 31, 1997_
                                                  Amount      Percent

  Due in one year or less ...................    $ 1,974         4%

  Due after one year through five years .....     23,952        43

  Due after five years through ten years ....     12,782        23

  Due after ten years .......................     16,702        30

  Totals                                         $55,410       100%

     Mercantile Safe Deposit & Trust Company, Baltimore, Maryland, acts as investment adviser to the Company in connection with its fixed income investment portfolio.

  Competition

     The property and casualty insurance industry is highly competitive on the basis of both price and service. In recent years, the property and casualty insurance industry has been characterized by relatively high levels of competition, low pricing and aggressive marketing. There are numerous companies competing for business in the geographic markets in which the Company operates, and no single company dominates. Some of the Company s competitors are national in scope and some have substantially greater financial resources than those of the Company. The Company believes it has been able to compete successfully by providing a consistent market for commercial automobile coverages and by providing quality service through agents and a staff who are knowledgeable of the transportation industry.

  Regulation

       Insurance companies are subject to supervision and regulation in the states in which they transact business. Such supervision and regulation relates to numerous aspects of an insurance company s business and financial condition. The primary purpose of such regulation is the protection of policyholders. The extent of such
    8
  regulation varies, but generally derives from state statutes which delegate regulatory, supervisory and administrative authority to state insurance departments. The authority of state insurance departments includes licensing of insurers and agents, approval of policy forms, establishment of standards of solvency for insurers, adoption of rules governing investments and premium rates for property and casualty insurance, and adoption of rules governing provisions for current losses and future liabilities and deposits of securities for the benefit of policyholders. State insurance departments also conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports relating to the financial condition of insurance companies.

       The majority of the states in which the Company does business and proposes to do business have guaranty fund laws under which insurers doing business in such states can be assessed on the basis of premiums written by the insurer in those states in order to fund policyholder liabilities of insolvent companies. In general, under these laws, an insurer is subject to assessment, depending upon its market share of a given line of business, to assist in the payment of certain policyholders claims against insolvent insurers. The Company has made accruals for its portion of assessments related to such insolvencies based upon the most current information furnished by the guaranty associations. During the year ended December 31, 1997, the amount of such insolvency assessments paid by the Company was not material.

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

     Under Pennsylvania law, the Company, as the insurance holding company for the Insurance Subsidiaries, is subject to various registration and periodic reporting requirements. In addition, the Insurance Subsidiaries are subject to various restrictions on the amount of dividends they may pay to the Company. Under Pennsylvania law, the Insurance Subsidiaries are permitted to pay, without the prior approval of the Pennsylvania Insurance Commissioner, cash or property dividends to the Company within any twelve month period in an amount up to the greater of (i) 10% of the Insurance Subsidiary's surplus as shown in its most recent annual statement on file with the Pennsylvania Insurance Department, or (ii) the net income shown in such statement. The Pennsylvania Insurance Company Law also provides that each Insurance Subsidiary may pay dividends to the Company only from its profits as determined by statute.

     Effective December 31, 1994, the National Association of Insurance Companies (NAIC) required insurance companies to calculate and report information under a risk-based capital formula. Risk-based capital requirements are intended to allow insurance regulators to identify inadequately capitalized insurance companies based upon the type and mixture of risks inherent in the company s operations. The formula includes components for asset risk, liability risk, and other factors.
  As of December 31, 1997, each Insurance Subsidiary is above required capital levels.
    9
  Under the Pennsylvania Insurance Company Law, without the prior approval of the Pennsylvania Insurance Department, subject to certain exceptions, no person (other than the Company) may: (i) make a tender offer for or a request or invitation for tenders of, or enter into any agreement to exchange securities or seek to acquire or acquire in the open market or otherwise, any voting security of the Company if, after the consummation thereof, such person would directly or indirectly, or by conversion or by exercise of any right to acquire, be in control of the Company, or (ii) enter into an agreement to merge with or otherwise to
  acquire control of the Company.   Control  is defined as the possession,
  direct or indirect, of the power to direct or cause the direction of the management and policies of a person, whether through the ownership of voting securities, by contract (other than a commercial contract for goods or non-management services) or otherwise, unless the power is the result of an official position with or corporate office held by the person. Control is presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote or holds proxies representing 10% or more of the voting securities of the Company. Such presumption may be rebutted upon a showing that control does not exist. The term voting security includes any security convertible into or evidencing a right to acquire a voting security. As a condition to approval, the Pennsylvania Insurance Department may require that such offer remain open a specified minimum length of time, permit certain withdrawals of shares deposited in connection with such offer and require pro rata acceptance of any shares deposited pursuant to the offer.

  Employees

     As of December 31, 1997 the Company had approximately 85 employees. None of the employees of the Company is covered by a collective bargaining contract. The Company believes that its employee relations are excellent.

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

     Nature of the Company's Business. All of the Company's premiums written are attributable to property and casualty insurance, which industry historically has been cyclical in nature and characterized by periods of relatively high levels of competition and pricing and aggressive marketing, followed by periods of capital shortages and
   10
  relatively high premium rates. See "Item 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS". The profitability of property and casualty insurers is affected by many factors, including competition, weather conditions, natural disasters, the severity and frequency of claims, state regulation of premium rates, interest rates, crime rates, general business conditions and regulations, and court decisions that define the extent of coverage. One of the distinguishing features of the property and casualty insurance business is that its product must be priced before the costs are known, because premium rates generally are set before losses are reported. As a result, property and casualty insurers have experienced significant year-to-year fluctuations in underwriting results.

     Adequacy of Loss Reserves. The Company maintains reserves to cover its estimated ultimate liability for claims and claim settlement expenses with respect to reported and incurred but not reported claims as of the end of each accounting period. At any given time, these reserves are estimates of what the Company expects the ultimate settlement and administration of claims will cost, and are based on facts and circumstances then known, predictions of future events, estimates of future trends in claims severity and other variable, subjective factors. Although management uses many resources to calculate reserves, there is no precise method for accurately estimating the ultimate liability. In addition, a number of United States courts have in the past issued, and could in the future issue, decisions expanding concepts of civil liability. Such decisions have resulted in higher damage awards to injured parties. In many cases, such decisions have also resulted in increased losses to property and casualty insurers. This possibility of expansion of insurers' liability has added to the inherent uncertainty of reserving for property and casualty losses. No assurances can be given that reserve estimates will accurately reflect actual losses incurred by the Company. Any material deficiency in reserve estimates, as compared to actual losses, could have a material adverse effect on the Company. See "Item 1: BUSINESS - Liabilities for Unpaid Claims and Claim Settlement Expenses".

        Impact of Year 2000 Issue. An issue exists for all companies that rely on computers as the year 2000 approaches. The "Year 2000" problem is the result of the past practice in the computer industry of using two digits rather than four to identify the applicable year. This practice will result in incorrect results when computers perform arithmetic operations, comparisons or data field sorting involving years later than 1999. The Company has completed plans to ensure year 2000 compliance and started conversions of applications beginning in 1995. These modifications and replacements are expected to be completed by mid year 1999. Costs in connection with any such modifications are not expected to be material. However, if such modifications are not completed in a timely manner, the Year 2000 problem may have a material adverse impact on the operations of the Company. See "Item 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Other".

      Importance of Key Individual.  The continued participation of Kenneth
  R. Taylor, the Company's Chairman, President and Chief Executive Officer is important to the Company s business. The Company has entered into an employment agreement with Mr. Taylor, expiring in 1998, which contains, among other things, a covenant not to compete during the term of the agreement and for one year thereafter. Although Mr. Taylor may voluntarily terminate his employment under this agreement, he has no
   11
  present intention to do so. Mr. Taylor devotes such time to the Company as he believes is appropriate, although his employment agreement provides that he is not required to devote his entire business time to the Company. The loss of the services of Mr. Taylor could adversely affect the Company s business. The Company does not maintain key-man life insurance on Mr. Taylor. See - Item 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT and Item 11: EXECUTIVE COMPENSATION .

  Importance of Key Agent. During 1997, 1996 and 1995, one of the Company s agents accounted for 11%, 16% and 23%, respectively, of the total premiums written by the Company. The loss of this agent could adversely affect the Company s business. See Item 1: BUSINESS - Marketing .

       Restrictions on Dividends and Other Distributions from Insurance Subsidiaries. One of the Company s sources of cash with which to pay dividends on its outstanding securities is dividends from Lincoln, Comp and Yorktowne ( Insurance Subsidiaries ). The Insurance Subsidiaries are subject to state laws which restrict the amount of dividends and other distributions they may pay. As of December 31, 1997, the Insurance Subsidiaries had $2,682,000 available for the payment of dividends to the Company, without the prior approval of insurance regulatory authorities. The Insurance Subsidiaries are also subject to risk-based capital requirements which may further restrict their ability to pay dividends. See Item 1: BUSINESS - Regulation and Note 11 of the Notes to Consolidated Financial Statements.

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

     Competition. The property and casualty insurance industry is highly competitive on the basis of both price and service. There are numerous companies competing for business in the geographic markets in which the Company operates, and no single company dominates. See Item 1: BUSINESS
  - Competition .

       Reinsurance. The Company relies upon reinsurance agreements to limit its maximum net loss from large single risks or risks in
   12
  concentrated areas, and to increase its capacity to write insurance.
  The amount, availability and cost are subject to prevailing market conditions beyond the control of the Company, and such factors may affect the profitability of the Company. Reinsurance does not relieve the primary insurer from liability to its policyholders. To the extent that a reinsurer may be unable to pay losses for which it is liable under the terms of a reinsurance agreement, the Company is exposed to the risk of continued liability for such losses. However, the Company requires all of its reinsurers to have a Best s rating of A- ( Excellent ) or better. Additional premiums incurred under certain reinsurance arrangements as a result of catastrophic events could adversely affect the profitability of the Company. See Item 1: BUSINESS - Reinsurance .

     Certain Provisions of the Company s Articles of Incorporation and Bylaws. The Company s Articles of Incorporation and Bylaws provide, among other things, that (i) the Board of Directors may, without further action of the shareholders of the Company, issue up to 2,000,000 shares of preferred stock with such terms as may be determined by the Board of Directors, subject to certain limitations; (ii) directors are to be elected to staggered three-year terms; (iii) directors may only be removed by a vote of shareholders entitled to cast at least 75% of the votes that all shareholders are entitled to cast thereon and, in certain cases, only for cause; (iv) there is no cumulative voting for the election of directors; and (v) any proposed amendment to the Company s Articles of Incorporation or Bylaws, which is not approved by the Board of Directors, must be approved by the vote of shareholders entitled to cast at least 75% of the votes that all shareholders are entitled to cast thereon. Pursuant to these provisions, the Company issued 141,700 shares of 6 1/2% Cumulative Convertible Preferred Stock with certain preferred and special rights. These provisions could adversely affect the rights of the holders of the 6 1/2% Cumulative Convertible Preferred Stock and Common Stock and may have the effect of discouraging offers to acquire the Company. In addition, as a result of the super-majority voting provisions relating to an amendment of the Company s Articles of Incorporation and Bylaws and the percentage of the outstanding shares of the Company s Common Stock that certain directors and/or officers of the Company beneficially own, such directors and/or officers will be able to defeat any amendment to such Articles or Bylaws not approved by them. No dividends may be declared or paid with respect to the Common Stock until all accrued dividends on the 6 1/2% Cumulative Convertible Preferred Stock have been paid or set apart for payment.

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

  ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None
   13

  ITEM 4.1:  EXECUTIVE OFFICERS OF THE REGISTRANT
  Set forth below is certain information concerning the executive officers of the Company who are not also directors.

          Name               Age       Position with the Company
  Richard S. Kahlbaugh       37       Vice President - Secretary and
                                 General Counsel of the Company
  Robert W. Runk             47       President of Yorktowne
  Glenn E. Sell, Jr.         54       Vice President-Underwriting of
                                         Lincoln and Comp

     Mr. Kahlbaugh was elected Vice President - Secretary of the Company in November, 1996. Mr. Kahlbaugh joined the Company in July, 1992. Prior thereto, Mr. Kahlbaugh was an attorney with Ford New Holland, Inc.

        Mr. Runk joined the Company in September, 1996 when the Company acquired Yorktowne. Mr. Runk was elected President of Yorktowne in 1986.

     Mr. Sell was elected Vice President-Underwriting of Lincoln in June, 1987. Mr. Sell joined the Company in January, 1987.

                               PART II

  ITEM 5:  MARKET FOR THE REGISTRANT S COMMON EQUITY AND
           RELATED STOCKHOLDER MATTERS

  Quarterly Common Stock Prices and Cash Dividends Per Share
  The Company's Common Stock trades on the NASDAQ National Market tier of The NASDAQ Stock Market under the symbol: WALS. The following table sets forth, for the periods indicated, the high and low sale prices of the Company's Common Stock as reported by NASDAQ and the cash dividends paid by the Company.

  1996                                        High        Low     Dividend

  1st Quarter . . . . . . . . . . . . .      16-1/2     15-1/4      .0591
  2nd Quarter . . . . . . . . . . . . .      16-3/8     12-3/4      .0591
  3rd Quarter . . . . . . . . . . . . .      13-7/8     11-13/16    .0591
  4th Quarter . . . . . . . . . . . . .      15         12-1/16     .0591

  1997
  1st Quarter . . . . . . . . . . . . .      15-3/4     10-3/8      .065
  2nd Quarter . . . . . . . . . . . . .      11-3/8      9-1/2      .065
  3rd Quarter . . . . . . . . . . . . .      14          9-3/4      .065
  4th Quarter . . . . . . . . . . . . .      12-5/8     10-1/2      .065

  1998
  1st Quarter (through February 27) . .      11          9-1/2       -

       As of February 27, 1998, there were approximately 1,200 shareholders of record and beneficial shareholders of the Company's Common Stock. The last sale price on February 27, 1998, as reported on the NASDAQ National Market System, was $10.25 per share.

       The above amounts for stock prices and cash dividends have been adjusted, where necessary, to reflect the 10% stock dividend paid to shareholders of record on December 11, 1996.
                                 14
  While the Company anticipates that it will continue to pay quarterly dividends, any such payments will depend upon the financial condition, capital requirements and earnings of the Company, as well as such other factors as the Board of Directors may deem relevant.

       One of the Company's sources of cash with which to pay dividends would be dividends received from the Insurance Subsidiaries. The Insurance Subsidiaries are subject to state laws which restrict the amount of dividends that they may pay. See Note 11 of the Notes to Consolidated Financial Statements and "Item 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Liquidity and Capital Resources".

  ITEM 6:  SELECTED FINANCIAL DATA

                          (In thousands, except per share data and ratios)
                                       Year Ended December 31,
                             1997      1996      1995     1994      1993_

  Total Revenues           $ 49,433  $ 52,679  $39,927  $32,607   $25,920
  Net Income                  1,900     1,922    5,483    3,788     2,619
  Basic Net Income
    Per Share (1)               .32       .33     1.13      .78       .64
  Diluted Net Income
    Per share (1)               .32       .33     1.04      .76       .61
  Dividends Paid on
    Common Stock              1,215     1,083      955      846       779
  Dividends Per Common
    Share (1)                   .26      .236     .215     .193      .189
  Gross Premiums Written     56,914    61,199   52,138   40,199    31,583
  Loss Ratio (2)                 81%       75%      59%      59%       55%
  Combined Ratio (2)            114%      104%      87%      89%       90%

                                            December 31,
                             1997       1996     1995     1994      1993_

  Total Investments       $ 73,802   $ 71,018 $ 58,210  $50,540   $40,324
  Total Assets             134,442    130,936  101,627   83,068    66,345
  Long-Term Debt               558      1,076    1,481    1,921        16
  Shareholders' Equity      47,491     46,834   46,014   40,014    32,041
  Book Value Per Common
    Share (1)                 8.83       8.75     8.82     7.55      7.36
  Common Shares
    Outstanding (1)          4,710      4,651    4,470    4,402     4,359

(1) These amounts reflect the following events: (i) in January and May,
      1993, the Company converted $4,709 of its 10% Convertible Subordinated Debentures into 572 shares of common stock, (ii) in November, 1994, the Company declared a 5% stock dividend, (iii) in October, 1995 the Company converted 4 shares of its 6 1/2% Convertible Preferred Stock into 39 shares of common stock, (iv) in December, 1996 the Company declared a 10% stock dividend, and (v) in December, 1997 the Company converted 5 shares of its 6 1/2% Convertible Preferred Stock into 23 shares of common stock. Included in 1993 earnings per share was additional income of $61, or $.01 per share, resulting from the change in accounting for income taxes. Included in 1994 book value per common share was an additional $.06 per share, resulting from the change in accounting for debt and equity securities.
    15
    (2) Loss ratios and combined ratios have been calculated in accordance with accounting principles prescribed or permitted by state regulatory agencies.

  ITEM 7:  MANAGEMENT S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

  Overview

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

  Results of Operations

    1997 vs. 1996

  Revenues.    Revenues decreased from $52.7 million to $49.4 million, or
  6%, in 1997, primarily as a result of a decrease in net premiums earned, offset, in part, by increases in net investment income and net realized gains on investments. Even though net premiums earned decreased, premiums earned in 1997 increased $3.6 million, or 6%, over premiums earned in 1996 due to a greater amount of in force premiums in 1997. The decrease in net premiums earned is a result of the Company ceding more premiums to reinsurers in 1997 than it did in 1996. The primary reason for the increase in ceded premiums in 1997 was a quota share reinsurance treaty for commercial auto physical damage and liability premiums which was not in place in 1996. This treaty was canceled on December 31, 1997, on a cut off basis. Direct premiums written decreased $4.3 million, or 7%, in 1997 when compared to 1996. The most significant decreases in direct premiums written were auto physical damage, where the company reduced the amount of private passenger business written due to poor underwriting results, and workers' compensation, which realized substantial rate reductions.
  The increases in net investment income were a result of a larger average investable portfolio as well as a shift from tax-free to taxable investments. The increase in net realized gains on investments resulted from the sale of investments available for sale and other investments.

  Expenses. Expenses for 1997 decreased $3.7 million, or 7%, from expenses for 1996. The decrease was primarily the result of decreases in net claims and claim settlement expenses and the amortization of deferred acquisition costs. The decrease in net claims and claim settlement expenses was the result of a decrease in net premiums earned, offset, in part, by an increase in the statutory loss ratio from 75% in
  16
  1996 to 81% in 1997. The increase in the loss ratio was due primarily to increases in the loss ratio of the Company's auto liability and auto physical damage products, offset, in part, by a reduction in the provision for workers' compensation claims. Included in net claims and claim settlement expenses in 1997 were $2.9 million of adjustments of estimates relating to losses that occurred prior to 1997. The decrease in the amortization of deferred acquisition costs was primarily the result of increases in ceding commission income and decreases in net premiums earned. The statutory combined ratio for 1997 was 114%, an increase from 104% for 1996. The increase in the effective tax rate from 0% in 1996 to 21% in 1997 was primarily the result of a reduction in tax-exempt interest.

    1996 vs. 1995

  Revenues.  Revenues increased from $39.9 million to $52.7 million, or
    32%, in 1996, primarily as a result of an increase in net premiums earned and net realized gains on investments. The increase in net premiums earned was the direct result of increases in all primary lines of business written by the Company. The increase in business written reflects the increase in the number of policies issued by the Company. The increase in net realized gains on investments was the result of the sale of investments available for sale at a gain.

  Expenses. Expenses increased from $33.0 million to $50.8 million or 54%, in 1996. The increase was primarily the result of increased claims and claim settlement expenses, amortization of deferred acquisition costs and underwriting general and administrative expenses. The increase in claims and claim settlement expenses was the result of an increase in premiums earned as well as an increase in the statutory loss ratio from 59% to 75%. The increase in premiums earned resulted in a pro-rata increase in claims and claim settlement expenses. The increase in loss ratio reflects the higher percentage of casualty business written by the Company which historically has had a higher loss ratio than property coverages, a higher loss ratio on property coverages, primarily due to the severe weather conditions in early 1996, less premium dollars per dollar of exposure, an increase in claims settlement expenses relating to those coverages and a reserve strengthening of $3.7 million resulting from adverse loss development in primary liability loss reserves. The increase in the amortization of deferred acquisition costs was the result of increases in net premiums earned. The increase in underwriting, general and administrative expenses was a result of increases in direct premiums written. The decrease in the effective tax rate from 20% in 1995 to 0% in 1996 was primarily the result of a greater percentage of tax exempt interest.

    Selected Ratios

  In 1997, the Company's statutory loss ratio increased to 81% from 75% in 1996 and the Company's statutory combined ratio increased to 114% from 104% in 1996. The increase in the loss ratio and combined ratio in 1997 were the result of a higher loss ratio on both property and casualty coverages. In 1996, the Company's statutory loss ratio increased to 75% from 59% in 1995 and the Company's statutory combined ratio increased to 104% from 87% in 1995. The increase in the loss ratio and combined ratio in 1996 were the result of a higher loss ratio on both property and casualty coverages.

  17
                              Liquidity and Capital Resources

  Historically, the Company has generated funds sufficient to support its operations and has maintained a high degree of liquidity in its investment portfolio. The primary source of funds to meet the demands of claims and claim settlement expenses and operating expenses are written premiums, ceding commissions and investment income. The Company's funds generally are invested in securities with maturities intended to provide adequate funds to pay claims, claim settlement expenses and operating expenses without the forced sale of investments. As of December 31, 1997, less than 2% of the debt securities in the Company's investment portfolio were considered below investment grade, primarily because such securities were not rated.

       As of December 31, 1997, the Company, on a consolidated basis, had cash and short-term investments aggregating approximately $7.8 million and a line of credit of $10.0 million, $5.5 million of which was available.
  On a parent company only basis, available cash and short-term investments aggregate approximately $857,000.

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

  Other

  Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", was issued by the Financial Accounting Standards Board (FASB) in 1997. As defined in SFAS 130, comprehensive income is composed of net income, as well as other revenues, expenses, gains and losses that are currently excluded from net income, but are accounted for separately in the shareholders' equity section of the balance sheet. SFAS 130 requires that all items of comprehensive income be reported in
  18
  a financial statement. This statement is effective for fiscal years beginning after December 31, 1997. The Company will adopt the statement in 1998.

     In 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued and established standards for the way public business enterprises report information about operating segments in annual financial statements. The statement requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The statement is effective for fiscal years beginning after December 15, 1997. The Company is in the process of determining the effect of this statement upon its financial reporting requirements.

     In February, 1998, SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", was issued. It revises employer's disclosures about pensions and other postretirement benefit plans. It does not change the measurement or recognition of these plans. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997. The Company intends to adopt SFAS No. 132 in 1998.

       Many computer systems in use today were designed and developed using two digits, rather than four, to specify the year. As a result, such systems will recognize the year 2000 as "00". This could cause many computer applications to fail completely or to create erroneous results unless corrective measures are taken. The Company utilizes software and related computer technologies essential to its operations that will be affected by the Year 2000 issue. The Company has completed much of the work necessary to make its computer systems Year 2000 compliant. The additional expense associated with these actions cannot presently be determined, but it is not anticipated to be material.

  ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The financial statements and supplementary financial information required by this item are presented following Item 14 in Part IV of this report.

  ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE

     None

  PART III

  ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       Incorporated by reference from the Company s 1998 proxy statement to be filed pursuant to General Instruction G(3) to the Form 10-K, except information concerning certain Executive Officers of the Company which is set forth in Item 4.1 hereof.

  ITEM 11.  EXECUTIVE COMPENSATION

       Incorporated by reference from the Company s 1998 proxy statement to be filed pursuant to General Instruction G(3) to the Form 10-K.

                                 19
  ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       Incorporated by reference from the Company s 1998 proxy statement to be filed pursuant to General Instruction G(3) to the Form 10-K.

  ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       Incorporated by reference from the Company s 1998 proxy statement to be filed pursuant to General Instruction G(3) to the Form 10-K.

                               PART IV

  ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
            ON FORM 8-K

    I.  Documents filed as part of this report:

      A.  Financial Statements.

            Independent Auditors' Report                            F-2


                                             Consolidated Balance Sheets -
                December 31, 1997 and 1996.                         F-3

            Consolidated Statements of Income -
                Years ended December 31, 1997, 1996 and 1995.       F-4

            Consolidated Statements of Shareholders  Equity -
                Years ended December 31, 1997, 1996 and 1995.       F-5

            Consolidated Statements of Cash Flows -
                Years ended December 31, 1997, 1996 and 1995.       F-6

            Notes to Consolidated Financial Statements              F-7

      B.  Schedules.

               I.  Summary of Investments Other Than
                    Investments in Related Parties -
                    December 31, 1997.                              S-1

              II.  Condensed Financial Information of Registrant -
                    December 31, 1997 and 1996 and Years
                    ended December 31, 1997, 1996 and 1995          S-2

             III.  Supplementary Insurance Information -
                    Years Ended December 31, 1997, 1996 and 1995    S-5

              IV.  Reinsurance -
                    Years Ended December 31, 1997, 1996 and 1995    S-6

               V.  Valuation and Qualifying Accounts -
                    Years Ended December 31, 1997, 1996 and 1995.   S-7

       All other schedules not listed have been omitted since the required information is included in the financial statements or the notes thereto, or is not applicable or required.

                                 20

      C. Exhibits filed pursuant to Item 601 of Regulation S-K. (Manage-ment contracts and compensation plans or arrangements are indicated by (*)).

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

      (*) (7) 10.3  The Company's 1997 Equity Incentive Plan

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

          (6) 21.1  Subsidiaries of the Company.

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

       (2) Incorporated by reference from the Company s Form 10-K
              (Commission File No. 0-16267), dated March 28, 1990.

          (3) Incorporated by reference from the Company s Form 10-K (Commission File No. 0-16267), dated March 28, 1991.

          (4) Incorporated by reference from the Company s Form 10-K (Commission File No. 0-16267), dated March 28, 1994.

   21
          (5) Incorporated by reference from the Company s Form 10-K (Commission File No. 0-16267), dated March 27, 1995.

          (6) Incorporated by reference from the Company's Form 10-K (Commission File No. 0-16267), dated March 21, 1997.

          (7) Filed herewith.

         II.  Reports on Form 8-K.

         No reports on Form 8-K were filed during the quarter ended December 31, 1997.













































                                 22



                             SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.
                                              WALSHIRE ASSURANCE COMPANY

  Date:  March 18, 1998                   BY: /s/ KENNETH R. TAYLOR_ _____
                                              KENNETH R. TAYLOR,
                                              Chairman, President and
                                              Chief Executive Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 18, 1998.

  SIGNATURES                           TITLE



  /s/ KENNETH R. TAYLOR_______
  KENNETH R. TAYLOR                    Chairman, President & Chief
                                        Executive Officer and Director
                                (Principal Executive Officer)

  /s/ GARY J. ORNDORFF________
  GARY J. ORNDORFF                  Vice President/Treasurer, Chief
                                Financial Officer and Director
                                (Principal Financial and
                                        Accounting Officer)

  /s/ PETER D. BENNETT________
  PETER D. BENNETT                     Director

  /s/ JOHN J. BUCHAN, JR._____
  JOHN J. BUCHAN, JR.                  Director

  /s/ CHARLES W. HASH, JR.____
  CHARLES W. HASH, JR.                 Director

  /s/ L. EDWARD SAUSMAN, JR.__
  L. EDWARD SAUSMAN, JR.               Director

  /s/ WILLIAM R. TIERNEY, JR._
  WILLIAM R. TIERNEY, JR.              Director









                         23











                         INDEX TO FINANCIAL   STATEMENTS AND SCHEDULES

                         Financial Statemen             ts

  Independent Auditors' Report                                       F-2

  Consolidated Balance Sheets
    December 31, 1997 and 1996                                       F-3

  Consolidated Statements of Income
    Years ended December 31, 1997, 1996 and 1995                     F-4

  Consolidated Statements of Shareholders' Equity
    Years ended December 31, 1997, 1996 and 1995                     F-5

  Consolidated Statements of Cash Flows
    Years ended December 31, 1997, 1996 and 1995                     F-6

  Notes to Consolidated Financial Statements                         F-7



  Financial Statement Schedules

    Summary of Investments Other Than Investments in Related Parties
    December 31, 1997                                                S-1

  Condensed Financial Information of Registrant
    December 31, 1997 and 1996 and Years ended
    December 31, 1997, 1996 and 1995                                 S-2

  Supplementary Insurance Information
    Years Ended December 31, 1997, 1996 and 1995                     S-5

  Reinsurance - Years Ended December 31, 1997, 1996 and 1995         S-6

  Valuation and Qualifying Accounts
    Years Ended December 31, 1997, 1996 and 1995                     S-7










                         F-1





                         Independent Auditors  Report





  The Board of Directors and Shareholders
  Walshire Assurance Company:

  We have audited the consolidated financial statements of Walshire Assurance Company and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and the financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedules based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Walshire Assurance Company and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                              KPMG Peat Marwick LLP

  Harrisburg, Pennsylvania
  March 2, 1998










                                   F-2


  Walshire Assurance Company and Subsidiaries
                        Consolidated Balance Sheets
  December 31                                    (in thousands, except
                                                         per share data)
  Assets                                                 1997       1996
  Investments:
    Held to Maturity:
      Fixed maturities (fair value $17,754 and
        $18,158 . . . . . . . . . . . . . . . . . .    $ 17,228   $ 17,923
    Available for sale:
      Fixed maturities (cost $37,722 and $37,512) .      38,182     37,356
      Equity securities (cost $8,268 and $8,711). .       8,205      8,930
      Short-term investments. . . . . . . . . . . .       7,531      4,758
      Other investments . . . . . . . . . . . . . .       2,656      2,051
      Total investments . . . . . . . . . . . . . .      73,802     71,018
  Cash. . . . . . . . . . . . . . . . . . . . . . .         254        637
  Accrued investment income receivable. . . . . . .         800        847
  Amounts receivable from reinsurers. . . . . . . .       3,698      1,837
  Amounts receivable from reinsured company . . . .         542        563
  Agents' balances and direct bill receivable (net
    of allowance for doubtful accounts of $120) . .       7,411      8,501
  Installment premiums receivable . . . . . . . . .       7,681      8,514
  Agents' balances and installment premiums
    receivable from related parties . . . . . . . .       1,897      3,073
  Premium finance receivables (net of unearned
    finance charges and allowance for credit
    losses of $84 and $135) . . . . . . . . . . . .       4,283      4,836
  Reinsurance receivable. . . . . . . . . . . . . .      24,370     19,699
  Deferred acquisition costs. . . . . . . . . . . .       4,778      5,193
  Property and equipment (net of accumulated
    depreciation of $2,194 and $1,725). . . . . . .       3,462      4,526
  Other assets. . . . . . . . . . . . . . . . . . .       1,464      1,692
      Total assets. . . . . . . . . . . . . . . . .    $134,442   $130,936

  Liabilities and Shareholders' Equity
  Liabilities:
    Unpaid claims and claim settlement expenses . .    $ 48,964   $ 36,551
    Unearned premiums . . . . . . . . . . . . . . .      27,384     33,250
    Short-term notes payable. . . . . . . . . . . .       5,015      7,293
    Long-term notes payable . . . . . . . . . . . .         558      1,076
    Deposits by insureds. . . . . . . . . . . . . .       2,445      2,380
    Commissions payable to agents . . . . . . . . .       1,442      1,681
    Commissions payable to related parties. . . . .         163        401
    Other liabilities . . . . . . . . . . . . . . .         980      1,470
      Total liabilities . . . . . . . . . . . . . .      86,951     84,102
  Shareholders' equity:
    Preferred stock, par value $.01 per share;
      2,000 shares authorized; 123 and 128 shares
      issued and outstanding. . . . . . . . . . . .           1          1
    Common stock, par value $.01 per share; 10,000
      shares authorized; 4,710 and 4,651 shares
      issued and outstanding. . . . . . . . . . . .          47         47
    Additional paid-in capital. . . . . . . . . . .      38,812     38,648
    Unrealized gains on investments available for
      sale (net of deferred taxes of $135 and $21).         262         42
    Retained earnings . . . . . . . . . . . . . . .       8,369      8,096
      Shareholders' equity. . . . . . . . . . . . .      47,491     46,834
      Total liabilities and shareholders' equity. . $134,442 $130,936 *See accompanying notes to consolidated financial statements.
  F-3
                                     Consolidated Statements of Income


                                     (in thousands, except per share data)
  Years ended December 31,                 1997        1996        1995

  Revenues:
    Premiums earned . . . . . . . . . .  $ 62,589    $ 59,020    $ 45,648
    Premiums ceded. . . . . . . . . . .   (21,341)    (12,018)    ( 9,457)
    Net premiums earned . . . . . . . .    41,248      47,002      36,191
    Net investment income . . . . . . .     4,269       3,168       2,721
    Net realized gains on investments .     3,282       1,778         316
    Other . . . . . . . . . . . . . . .       634         731         699
      Total revenues. . . . . . . . . .    49,433      52,679      39,927

  Expenses:
    Claims and claim settlement
      expenses. . . . . . . . . . . . .    50,907      41,030      23,045
    Reinsurance recoveries. . . . . . .   (18,033)    ( 6,428)    ( 2,668)
    Net claims and claim settlement
      expenses. . . . . . . . . . . . .    32,874      34,602      20,377
    Amortization of deferred
      acquisition costs . . . . . . . .     5,438       7,424       5,447
    Underwriting, general and
      administrative expenses . . . . .     7,849       8,110       6,930
    Dividends to policyholders. . . . .       213         153        -
    Interest. . . . . . . . . . . . . .       667         488         290

      Total expenses. . . . . . . . . .    47,041      50,777      33,044

  Income before income taxes. . . . . .     2,392       1,902       6,883
  Provision for income taxes (benefit).       492     (    20)      1,400

  Net income. . . . . . . . . . . . . .     1,900       1,922       5,483

  Less dividends on convertible
    preferred stock . . . . . . . . . .       412         424         458

  Net income available for common
    stock . . . . . . . . . . . . . . .  $  1,488    $  1,498    $  5,025

  Net income per common share and
    common equivalent share:
    Basic:
      Net income. . . . . . . . . . . .  $    .32    $    .33    $   1.13

      Weighted average shares
        outstanding . . . . . . . . . .     4,673       4,563       4,437

    Diluted:
      Net income. . . . . . . . . . . .  $    .32    $    .33    $   1.04

      Weighted average shares
        outstanding . . . . . . . . . .     4,673       4,563       5,289


  *See accompanying notes to consolidated financial statements.

  F-4

  Consolidated Statements of Shareholders' Equity
                                (in thousands, except per share data)
  Years ended December 31,                   1997       1996       1995


  Preferred Stock
    Shares outstanding
    Balance at beginning of year . . . .       128        138         142
    Shares converted to common stock . .   (     5)   (    10)    (     4)
    Balance at end of year . . . . . . .       123        128         138

  Preferred Stock (par value $.01)
    Balance at beginning and end of year  $      1   $      1    $      1

  Common Stock
    Shares outstanding
    Balance at beginning of year . . . .     4,651      4,064       3,638
    Dividend reinvestment. . . . . . . .         2          2         -
    Conversion of preferred stock. . . .        23         39          15
    Stock dividend . . . . . . . . . . .       -          423         369
    Restricted stock award . . . . . . .         3        -           -
    Exercise of stock options. . . . . .        53        134          36
    Stock tendered to exercise options .   (    28)   (    18)        -
    Employee stock purchase plan . . . .         6          7           6
    Balance at end of year . . . . . . .     4,710      4,651       4,064

  Common Stock (par value $.01)
    Balance at beginning of year . . . .   $    47   $     41    $     36
    Conversion of preferred stock. . . .       -            1        -
    Stock dividend . . . . . . . . . . .       -            4           4
    Exercise of stock options. . . . . .       -            1           1
    Balance at end of year . . . . . . .        47         47          41

  Additional Paid-In Capital
    Balance at beginning of year . . . .    38,648     31,918      25,751
    Dividend reinvestment. . . . . . . .        22         23           4
    Stock dividend . . . . . . . . . . .       -        5,811       5,838
    Exercise of stock options. . . . . .       373      1,059         258
    Stock tendered to exercise options .   (   295)   (   250)       -
    Employee stock purchase plan . . . .        64         87          67
    Balance at end of year . . . . . . .    38,812     38,648      31,918

  Unrealized gains (losses) on
    investments available for sale
    Balance at beginning of year . . . .        42        558     ( 1,042)
    Unrealized gains (losses) on
      investments available for sale . .       220    (   516)      1,600
    Balance at end of year . . . . . . .       262         42         558

  Retained Earnings
    Balance at beginning of year . . . .     8,096     13,496      15,268
    Net income . . . . . . . . . . . . .     1,900      1,922       5,483
    Cash dividends - common stock
      (per share $.26; $.236; $.215) . .   ( 1,215)   ( 1,083)    (   955)
                   - preferred stock
      (per share $3.25; $3.25; $3.25). .   (   412)   (   424)    (   458)
    Stock dividends on common stock. . .       -      ( 5,815)    ( 5,842)
    Balance at end of year . . . . . . .     8,369      8,096      13,496
    Shareholders' Equity . . . . . . . .  $ 47,491   $ 46,834    $ 46,014
  *See accompanying notes to consolidated financial statements.
  F-5
  Consolidated Statements of Cash Flows            (in thousands)
  Years ended December 31,                      1997      1996      1995

  Cash flows from operating activities:
    Net income. . . . . . . . . . . . . . .  $  1,900  $  1,922  $  5,483
    Adjustments to reconcile net income to
      net cash provided by operating
      activities
        Net realized gains on investments. .  ( 3,282)  ( 1,778)  (   316)

        Decrease (increase) in assets:
          Accrued investment income
            receivable . . . . . . . . . . .       47        17        31
          Amounts receivable from
            reinsurers . . . . . . . . . . .  ( 1,861)    1,478   (   671)
          Amounts receivable from
            reinsured company. . . . . . . .       21        32       730
          Agents' balances, direct bill
            and installment premiums
            receivable . . . . . . . . . . .    1,923   ( 5,510)  ( 4,206)
          Agents' balances and installment
            premiums receivable from
            related parties. . . . . . . . .    1,176       582   ( 1,436)
          Premium finance receivables. . . .      553     1,698   ( 1,856)
          Reinsurance receivable . . . . . .  ( 4,671)  (11,084)  ( 2,260)
          Deferred acquisition costs . . . .      415   (   362)  ( 1,040)
          Other, net . . . . . . . . . . . .      902   (   972)      809
        (Decrease) increase in liabilities:
          Unpaid claims and claim settlement
            expenses . . . . . . . . . . . .   12,413    16,398     5,861
          Unearned premiums. . . . . . . . .  ( 5,866)    5,695     6,490
          Deposits by insureds . . . . . . .       65       892       741
          Other liabilities. . . . . . . . .  (   491)      304       347
          Other, net . . . . . . . . . . . .  (   477)      560       737
    Net cash provided by operating
      activities . . . . . . . . . . . . . .    2,767     9,872     9,444
  Cash flows from investing activities:
    Purchase of investments:
      Held to maturity . . . . . . . . . . .  ( 2,338)  ( 4,463)  ( 3,805)
      Available for sale . . . . . . . . . .  (35,562)  (44,818)  (10,539)
    Sale of investments:
      Available for sale . . . . . . . . . .   33,657    32,711     9,234
    Maturity of investments. . . . . . . . .    7,663     4,221     1,910
    Net (purchase) sale of short term and
      other investments. . . . . . . . . . .  ( 2,703)      254   ( 2,212)
    Purchase of property and equipment . . .  (   254)  ( 1,853)  ( 1,210)
    Sale of property and equipment . . . . .      644        11       135
    Other, net . . . . . . . . . . . . . . .        3       548   (   335)
    Net cash  provided by (used in)
     investing activities. . . . . . . . . .    1,110   (13,389)  ( 6,822)
  Cash flows from financing activities:
    Cash dividends paid. . . . . . . . . . .  ( 1,628)  ( 1,507)  ( 1,412)
    Issuance of common stock . . . . . . . .      164       924       330
    Proceeds from notes payable. . . . . . .      -       5,118     1,770
    Payment of notes payable . . . . . . . .  ( 2,796)  (   480)  ( 3,395)
    Net cash provided by (used in) financing
      activities . . . . . . . . . . . . . .  ( 4,260)    4,055   ( 2,707)
    Net increase (decrease) in cash. . . . .  (   383)      538   (    85)
    Cash at beginning of the year. . . . . .      637        99       184
    Cash at the end of the year. . . . . . . $    254  $    637  $     99
  *See accompanying notes to consolidated financial statements.
  F-6
                                     Notes to Consolidated Financial Statements

  December 31, 1997, 1996 and 1995
  (1) Summary of Significant Accounting Policies

  Organization and Business

  The Company is organized as a regional insurance holding company and operates in 26 eastern, southeastern and midwest states. Through its wholly owned subsidiaries, it provides products primarily to the trucking industry in three insurance-related areas: property and casualty insurance, Lincoln General Insurance Company (Lincoln), Comp America Insurance Company (Comp) and Yorktowne Insurance Company (Yorktowne); insurance premium finance, Agents Budget Corporation Consumer Discount Company, Inc. (ABCO) and Yorktowne Premium Finance Company (YPFCO); and claims adjustment services, King American Ltd. (King). Yorktowne was acquired on September 30, 1996 and was accounted for by the purchase method of accounting. Yorktowne's financial position and results of operations since acquisition have been included in the consolidated financial statements. The Company's major lines of business in 1997 and their percentages of total net earned premiums were Automobile Liability (38%), Automobile Physical Damage (37%), Workers' Compensation (9%) and Inland Marine (7%). Lincoln, Comp and Yorktowne ("the Insurance Subsidiaries") are subject to regulation by insurance departments in those states in which they operate and undergo periodic examination by these departments. The Insurance Subsidiaries are also subject to competition from other insurance carriers in their operating areas.

  Principles of Consolidation and Basis of Presentation

  The consolidated financial statements include Walshire Assurance Company (Walshire) and its subsidiaries, ABCO, Ashford Reinsurance Intermediaries Corporation (Ashford), Comp, King, Lincoln, Yorktowne and YPFCO, and are collectively referred to herein as the "Company". Significant inter-company balances and transactions have been eliminated in consolidation.

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

     Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the liabilities for unpaid claims and claim settlement expenses. While management uses available information to provide for such liabilities, future additions to these liabilities may be necessary based on changes in trends in claim frequency and severity. In addition, various state
   F-7
  insurance departments, as an integral part of their examination process, periodically review the Company's liabilities for unpaid claims and claim settlement expenses. Such departments may require the Company to recognize additions to the liabilities based on their judgments about information available to them at the time of their examination.
  Management believes that such liabilities are adequate.

  Investments

  Fixed maturities, which include bonds and redeemable preferred stocks, are purchased to support the investment strategies of the Company, which are developed based on many factors including rate of return, maturity, credit risk, tax considerations and regulatory requirements. Equity securities include common stocks and non-redeemable preferred stocks.

       The Company's investments are classified  as follows:
Held-to-Maturity Securities - Debt securities that the Company has the positive intent and ability to hold to maturity; reported at amortized cost.
   Available-for-Sale Securities - Debt securities not classified as held-to-maturity and equity securities; reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity (net of tax effects).
Short term investments, which have an original maturity of one year or less; carried at amortized cost which approximates fair value.

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

  Unpaid Claims and Claim Settlement Expenses

  Unpaid claims and claim settlement expenses are based on individual case estimates for reported claims and estimates, based on experience and industry averages, for unreported claims and claim settlement expenses.
    F-8
  The provision for unpaid claims and claim settlement expenses, net of estimated salvage recoverable, has been established to cover the estimated net cost of insured claims. The amounts are necessarily based on estimates and while they are believed to be adequate, the ultimate liability may exceed such estimates. Any change in such estimates will be recorded in the year the change occurs.

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

  Fair Values of Financial Instruments

  The Company has used the following methods and assumptions in estimating its fair value disclosures:

       Investments and Cash - Fair values for fixed maturity securities are based on quoted market prices, when available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments or values obtained from independent pricing services through a bank trustee. The fair values for equity securities are based on quoted market prices. The carrying amounts reported in the balance sheets for cash, short-term and other investments approximate their fair values.

       Notes Payable - The carrying amounts reported in the balance sheets for these instruments approximate their fair values.

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

  Income Taxes

  Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which
                                  F-9
  those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

  Net Income Per Share

  In 1997, SFAS No. 128 "Earnings Per Share" was issued and replaced the calculation of primary and fully diluted net income per share with basic and diluted net income per share. Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share includes the additional shares that would have been outstanding had the 6 1/2% Convertible Preferred Stock been converted to common, if dilutive, as well as the diluted effect of the stock option and stock purchase plans described in Note 12. Earnings per share data for 1996 and 1995 have been restated to conform to SFAS No. 128. Share and per share amounts have been retroactively adjusted to reflect 10% stock dividends in 1996 and 1995.

  Stock Option Plan

  The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.
  As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method had been applied are shown in Note 12.

  Fiduciary Funds

  In its capacity as a reinsurance intermediary, the Company collects premiums from reinsured companies and, after deducting its commission, remits the premiums to the respective reinsuring companies; the Company also collects claims or refunds from the reinsuring companies. Until remittance, these funds are held in a fiduciary capacity.

       Net uncollected premiums due from reinsured companies and payable to reinsuring companies amounting to $1,719,000 as of December 31, 1997 and 1996, are not included in the accompanying Consolidated Balance Sheets.

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

  The Insurance Subsidiaries have catastrophic and excess per risk reinsurance contracts for which they pay premiums based upon their gross earned premiums derived from covered business. The reinsured amounts F-10 included in developing the liability for claims and claim settlement expenses were $22,297,000 and $14,209,000 at December 31, 1997 and 1996,
  respectively.

       At December 31, 1997, reinsurance receivable with a carrying value of $8,974,000 was associated with a single reinsurer.

       The effect of reinsurance on premiums written is as follows:
                                                     (in thousands)
                                                Years Ended December 31,
                                                1997      1996      1995

  Direct . . . . . . . . . . . . . . . . .   $ 56,826  $ 61,095  $ 52,020
  Assumed. . . . . . . . . . . . . . . . .         88       104       118
  Ceded. . . . . . . . . . . . . . . . . .    (19,301)  (12,229)  ( 9,569)
  Net premiums written . . . . . . . . . .   $ 37,613  $ 48,970  $ 42,569
       The effect of reinsurance on premiums earned is as follows:
                                                (in thousands)
                                                Years Ended December 31,
                                                1997      1996      1995

  Direct . . . . . . . . . . . . . . . . .   $ 62,495  $ 58,912  $ 45,527
  Assumed. . . . . . . . . . . . . . . . .         94       108       121
  Ceded. . . . . . . . . . . . . . . . . .    (21,341)  (12,018)  ( 9,457)
  Net premiums earned. . . . . . . . . . .   $ 41,248  $ 47,002  $ 36,191

  (3)  Related Party Transactions

  Lincoln pays agency commissions for business placed with it to four corporations with which directors of Walshire are affiliated.

  For these related parties, the following is a summary of their transactions and balances after deducting the reinsurance portion, where
  applicable.                                        (in thousands)
                                                Years Ended December 31,
                                                1997      1996      1995
  Premiums on policies written . . . . . .     $3,630    $9,520   $11,415
  Commissions. . . . . . . . . . . . . . .      1,418     1,852     2,050
                                                      (in thousands)
                                                            December 31,
                                                          1997      1996
  Agents' balances receivable. . . . . . . . . . . . .   $  874    $1,233
  Installment premiums receivable. . . . . . . . . . .    1,023     1,840
  Commissions payable. . . . . . . . . . . . . . . . .      163       401

  Walshire pays legal fees to a corporation with which an officer of Walshire is affiliated. In 1997, these fees amounted to $666,000. This corporation paid Walshire $114,000 in management fees and rent in 1997. No fees were paid in 1996 and 1995.

  (4)  Major Agencies

  During 1997, 1996 and 1995, one of the Company's agents with which a director of Walshire is affiliated, accounted for 11%, 16% and 23%, respectively, of the total premiums written. Agents' balances and installment premiums receivable from this agency were $1,718,000 and $2,653,000 as December 31, 1997 and 1996, respectively. See Note 3. Another agent accounted for 5%, 5% and 6% of the total premiums written during 1997, 1996 and 1995, respectively. Agents' balances and installment premiums receivable from this agent was $1,590,000 and $1,020,000 as of December 31, 1997 and 1996, respectively.
  F-11
  (5) Investments

  Net investment income, comprised primarily of interest and dividends, is derived from the following sources:

                                                (in thousands)
                                                Years Ended December 31,
                                                1997      1996      1995
  Fixed maturities . . . . . . . . . . . .    $ 3,515   $ 2,628   $ 2,311

  Equity securities. . . . . . . . . . . .        377       303       300
  Short-term investments . . . . . . . . .        432       373       253
  Other. . . . . . . . . . . . . . . . . .        106        78        13
                                                4,430     3,382     2,877
  Investment expenses. . . . . . . . . . .     (  161)   (  214)   (  156)
  Net investment income. . . . . . . . . .    $ 4,269   $ 3,168   $ 2,721

       The changes in net unrealized gains on investments available for sale, less applicable deferred income taxes, is as follows:

                                                (in thousands)
                                                Years Ended December 31,
                                                1997      1996      1995
  Increase (decrease) during period in
    difference between fair value and cost
    of investments available for sale:
      Fixed maturities . . . . . . . . . .    $   616   $(  364)  $ 1,132
      Equity securities. . . . . . . . . .     (  282)   (  312)    1,183

                                                  334    (  676)    2,315
  Deferred income taxes. . . . . . . . . .     (  114)      160    (  715)
  Increase (decrease) in net unrealized
    gains of investments available for
    sale . . . . . . . . . . . . . . . . .    $   220   $(  516)  $ 1,600

       Unrealized investment gains and losses on fixed maturities available for sale and equity securities, less applicable deferred income taxes, were as follows:

                                                (in thousands)
                                                Years Ended December 31,
                                                1997      1996      1995
  Fixed maturities:
    Gross gains. . . . . . . . . . . . . . .  $   504   $    224  $   553
    Gross losses . . . . . . . . . . . . . .   (   44)   (   380)  (  345)
  Equity securities:
    Gross gains. . . . . . . . . . . . . . .      609      1,130    1,260
    Gross losses . . . . . . . . . . . . . .   (  672)    (  911)  (  729)
                                                  397         63      739
  Deferred income taxes. . . . . . . . . . .      135         21      181
  Net unrealized investment gains. . . . . .  $   262    $    42  $   558


       The amortized cost and fair values of investments in fixed maturities as of December 31, 1997 are as follows:




  F-12


                                            (in thousands)
                                                  Gross      Gross
                                      Amortized Unrealized Unrealized Fair

                                        Cost      Gains      Losses  Value

  Held to maturity
    U.S. Treasury securities and
      obligations of U.S. government
      corporations and agencies . . . $ 7,062 $ 141 $ 6 $ 7,197 Obligations of states and
      political subdivisions. . . . .    8,527        389     8      8,908
    Corporate securities. . . . . . .    1,639         10     -      1,649
      Total held to maturity. . . . .   17,228        540    14     17,754
  Available for sale
    U.S. Treasury securities and
      obligations of U.S. government
      corporations and agencies . . .   30,025        355    14     30,366
    Obligations of states and
      political subdivisions. . . . .      438         10     -        488
    Debt securities issued by foreign
      governments . . . . . . . . . .       35       -        -         35
    Corporate securities. . . . . . .    7,224        138    29      7,333
      Total available for sale. . . .   37,722        503    43     38,182
      Total fixed maturities. . . . .  $54,950     $1,043   $57    $55,936

       The amortized cost and fair value of fixed maturities at December 31, 1997, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
                                                         (in thousands)
                                                       Amortized   Fair
                                                         Cost      Value
  Held to maturity
    Due in one year or less . . . . . . . . . . . .     $ 1,228   $ 1,229
    Due after one year through five years . . . . .       8,228     8,392
    Due after five years through ten years. . . . .       5,765     5,998
    Due after ten years . . . . . . . . . . . . . .       2,007     2,135
      Total held to maturity. . . . . . . . . . . .      17,228    17,754
  Available for Sale
    Due in one year or less . . . . . . . . . . . .         744       746
    Due after one year through five years . . . . .      15,597    15,724
    Due after five years through ten years. . . . .       6,967     7,017
    Due after ten years . . . . . . . . . . . . . .      14,414    14,695
      Total available for sale. . . . . . . . . . .      37,722    38,182
      Total fixed maturities. . . . . . . . . . . .     $54,950   $55,936

       The amortized cost and fair values of investments in fixed maturities as of December 31, 1996 are as follows:
                                            (in thousands)
                                                  Gross      Gross
                                      Amortized Unrealized Unrealized Fair

                                        Cost      Gains      Losses  Value

  Held to maturity
    U.S. Treasury securities and
      obligations of U.S. government
      corporations and agencies . . . $ 6,758 $ 63 $ 52 $ 6,769 Obligations of states and
      political subdivisions. . . . .   11,165      266       42    11,389
      Total held to maturity. . . . .   17,923      329       94    18,158
  F-13
                                     Available for sale
    U.S. Treasury securities and
      obligations of U.S. government
      corporations and agencies . . .   26,532       59      154    26,437
    Obligations of states and
      political subdivisions. . . . .    7,238       47       95     7,190
    Debt securities issued by foreign
      governments . . . . . . . . . .       35       -        -         35
    Corporate securities. . . . . . .    3,707      118      131     3,694
      Total available for sale. . . .   37,512      224      380    37,356
      Total fixed maturities. . . . .  $55,435     $553     $474   $55,514

       Proceeds from sales and maturities of fixed maturities available for sale and equity securities and the gross gains and gross losses realized on those sales were as follows:
                                                (in thousands)
                                                Years Ended December 31,
                                                1997      1996      1995
  Proceeds from sales and maturities . . . .  $41,318   $37,550   $11,324
    Gross gains
      Fixed maturities . . . . . . . . . . .  $   404   $   308   $   114
      Equity securities. . . . . . . . . . .    4,134     1,807       895
        Total gross gains. . . . . . . . . .    4,538     2,115     1,009
    Gross losses
      Fixed maturities . . . . . . . . . . .      109        79        25
      Equity securities. . . . . . . . . . .    1,147       258       668
        Total gross losses . . . . . . . . .    1,256       337       693
        Net realized gains on investments. .  $ 3,282   $ 1,778   $   316

  As of December 31, 1997, fixed maturities with an amortized cost totaling $5,076,000 were held by regulatory agencies, as required by law.

  (6)  Deferred Acquisition Costs
  Changes in deferred acquisition costs are as follows:

                                                (in thousands)
                                                Years Ended December 31,
                                                1997      1996      1995
  Balance, January 1 . . . . . . . . . . . .  $ 5,193   $ 4,831   $ 3,791
  Acquisition costs deferred . . . . . . . .    5,023     7,786     6,487
  Amortization charged to earnings . . . . .   (5,438)   (7,424)   (5,447)
  Balance, December 31 . . . . . . . . . . .  $ 4,778   $ 5,193   $ 4,831

  (7)  Federal Income Taxes
  Walshire and its wholly-owned subsidiaries file a consolidated tax return and are taxed essentially the same as other corporations. The provision for income taxes is comprised of the following components:

                                                (in thousands)
                                                Years Ended December 31,
                                                1997      1996      1995
  Current. . . . . . . . . . . . . . . . . .   $ 694     $ 382    $ 1,739
  Deferred . . . . . . . . . . . . . . . . .    (202)     (402)    (  339)
                                               $ 492     $( 20)   $ 1,400

       Differences between the federal income tax rate and effective tax rates as reflected in the financial statements on income before income taxes are as follows:
  F-14
                                                     (in thousands)
                                                Years Ended December 31,
                                                  1997     1996     1995
  Computed at statutory federal rate (34%). .    $ 813    $ 647   $ 2,340
  Tax exempt interest and dividend received
    deduction . . . . . . . . . . . . . . . .     (360)    (711)   (  679)
  Reduction of prior year tax provisions. . .      -         -     (  277)
  Miscellaneous items . . . . . . . . . . . .       39       44        16
                                                 $ 492    $( 20)  $ 1,400

       The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities are presented below:

                                                      (in thousands)
                                                            December 31,
                                                          1997      1996
    Deferred tax assets:
        Unearned premiums . . . . . . . . . . . . . .    $1,824    $1,993
        Unpaid claims and claim settlement expenses .     1,303     1,016
        Allowance for doubtful accounts . . . . . . .        48        51
                                                          3,175     3,060
    Deferred tax liabilities:
        Deferred acquisition costs. . . . . . . . . .     1,625     1,766
        Unrealized gain on investments available for
          sale. . . . . . . . . . . . . . . . . . . .       135        21
        Other . . . . . . . . . . . . . . . . . . . .        96        42
                                                          1,856     1,829
    Net deferred tax asset. . . . . . . . . . . . . .    $1,319    $1,231

       Management has determined that it is not required to establish a valuation allowance for the deferred tax asset since it is likely that the deferred tax asset will be realized through carrybacks, future reversals of existing temporary differences, future taxable income and tax planning strategies. The net deferred tax asset is a component of other assets.

       In 1997, 1996 and 1995, the Company made cash payments of $200,000, $1,630,000 and $1,748,000 respectively, for income taxes.

  (8)  Unpaid Claims and Claim Settlement Expenses
  Activity in the unpaid claims and claim settlement expenses is summarized as follows:
                                                (in thousands)
                                                  1997     1996     1995
  Balances, January 1 . . . . . . . . . . . .   $36,551  $20,153  $14,292
    Less reinsurance recoverables . . . . . .    14,209    7,004    5,291
  Net balance, January 1. . . . . . . . . . .    22,342   13,149    9,001
  Incurred related to:
    Current year. . . . . . . . . . . . . . .    29,967   32,276   20,062
    Prior years . . . . . . . . . . . . . . .     2,907    2,326      315
  Total incurred. . . . . . . . . . . . . . .    32,874   34,602   20,377
  Paid related to:
    Current year. . . . . . . . . . . . . . .    16,340   18,522   11,259
    Prior years . . . . . . . . . . . . . . .    12,209    6,887    4,970
  Total paid. . . . . . . . . . . . . . . . .    28,549   25,409   16,229
  Net balance, December 31. . . . . . . . . .    26,667   22,342   13,149
    Plus reinsurance recoverables . . . . . .    22,297   14,209    7,004
  Balance, December 31. . . . . . . . . . . .   $48,964  $36,551  $20,153

                                       F-15
       The unfavorable development of $2,907,000 and $2,326,000 in 1997 and 1996 respectively, is primarily related to strengthening of case and incurred but not reported reserves.

  (9)  Bonds and Notes Payable
  Bonds and notes payable consisted of the following:

                                                      (in thousands)
                                                            December 31,
                                                          1997      1996
  Note payable (prime interest rate), monthly
    payment of $40 plus interest, due December, 1999. . $ 1,001   $ 1,481
  Note payable (no interest) monthly payments of $3,
    due December, 1999. . . . . . . . . . . . . . . . .      75       113
  Line of credit (prime interest rate), due on demand .   4,497     6,325
  Other . . . . . . . . . . . . . . . . . . . . . . . .     -         450
                                                          5,573     8,369
  Current portion . . . . . . . . . . . . . . . . . . .  (5,015)   (7,293)
  Long-term notes payable . . . . . . . . . . . . . . . $   558   $ 1,076

       The estimated fair value of notes payable approximates the carrying value based on the Company's current ability to obtain loans at similar rates of interest.

       In 1997, 1996 and 1995, the Company made cash payments of $715,000, $458,000 and $298,000 respectively, for interest expense.

      Walshire and its subsidiaries have a combined line of credit of $10,000,000 at December 31, 1997, $5,503,000 of which is available. The line of credit requires Walshire to maintain shareholders' equity in excess of $40,000,000 and is subject to reaffirmation in September, 1998.

  (10) 401(k) Plan
  Walshire and its subsidiaries contribute to a qualified 401(k) Plan. All full time employees who meet certain eligibility requirements may elect to participate in the Plan. Participants can contribute no more than 20% of their base compensation. The Company matches 100% of employee contributions, not to exceed 5% of an employee's annual compensation. The Company expense for 401(k) Plan benefits were $137,000, $128,000 and $109,000 in 1997, 1996 and 1995, respectively.
       The Company currently does not provide any post-retirement or post-employment benefits.
  (11)  Shareholders' Equity
  The Insurance Subsidiaries are restricted by law as to the amount of dividends they may pay to Walshire without the prior approval of the insurance regulatory authorities. These authorities only recognize statutory accounting practices for determining the ability of an insurer to pay dividends to its shareholders. At December 31, 1997, $2,621,000 and $61,000 was available for the payment of dividends from Lincoln and Comp, respectively, to Walshire without the prior approval of the insurance regulatory authorities. Yorktowne may not pay any dividends to Walshire without the prior approval of the insurance regulatory authorities until September 30, 1999.
  F-16



           Dividends paid by Lincoln to Walshire for the years ended December 31, 1997, 1996 and 1995 were $2,900,000, $1,000,000 and $700,000, respectively. The dividend paid by Comp and ABCO to Walshire for the year ended December 31, 1997 was $300,000 and $50,000, respectively. No dividends were paid by Comp and ABCO in 1996 and 1995. In addition, Walshire declared 10% stock dividends in 1996 and 1995.
       In March of 1994, 141,700 shares of 6 1/2% Convertible Preferred
  Stock were issued at $50 per share. The Preferred Stock is convertible at any time, unless previously redeemed, into shares of the Common Stock of Walshire Assurance Company at a conversion price of $11.02 per share, subject to adjustment under certain circumstances. During 1997, 1996 and 1995, 5,100, 9,500 and 4,000 shares were converted into 23,139, 43,104 and
  18,150 shares of common stock, respectively.

       A reconciliation of the insurance subsidiaries statutory net income to consolidated GAAP net income is as follows:
                                                     (in thousands)
                                                Years Ended December 31,
                                                  1997     1996     1995
  Statutory net income for insurance
    subsidiaries . . . . . . . . . . . . . . .  $ 1,378  $ 1,190  $ 4,223
  Deferred acquisition costs . . . . . . . . .   (  415)     362    1,040
  Salvage and subrogation. . . . . . . . . . .      -        -        500
  Deferred income taxes. . . . . . . . . . . .      216      407      310
  Write down of securities . . . . . . . . . .   (  481)  (   49)  (   29)
  Taxes. . . . . . . . . . . . . . . . . . . .       25   (   53)     -
  Ceding commissions . . . . . . . . . . . . .      775   (   74)     -
  Depreciation . . . . . . . . . . . . . . . .      140       53      -
  Sale of fixed assets . . . . . . . . . . . .   (  226)      -       -__
  GAAP net income for insurance subsidiaries .    1,412    1,836    6,044
  Net income (loss) of Walshire and other
    non-insurance subsidiaries                      488       86   (  561)
  Consolidated GAAP net income . . . . . . . .  $ 1,900  $ 1,922  $ 5,483

       A reconciliation of statutory capital and surplus for the insurance subsidiaries to consolidated GAAP equity is as follows:

                                                      (in thousands)
                                                            December 31,
                                                          1997      1996
  Statutory capital and surplus for insurance
    subsidiaries . . . . . . . . . . . . . . . .        $33,137  $ 37,236
  Deferred acquisition costs . . . . . . . . . .          4,778     5,193
  Non-admitted assets. . . . . . . . . . . . . .          1,447     1,647
  Ceding commissions . . . . . . . . . . . . . .            -     (   775)
  Statutory reserves . . . . . . . . . . . . . .          2,088       176
  Deferred income taxes. . . . . . . . . . . . .          1,258     1,220
  Adjustment for market value of investments
    available for sale . . . . . . . . . . . . .            408   (   138)
  Insurance deductible . . . . . . . . . . . . .             20        20
  GAAP equity for insurance subsidiaries . . . .         43,136    44,579
  Equity of Walshire and other non-insurance
    subsidiaries . . . . . . . . . . . . . . . .          4,355     2,255
  Consolidated GAAP equity . . . . . . . . . . .        $47,491  $ 46,834

  F-17


       The National Association of Insurance Companies (NAIC) requires insurance companies to calculate and report information under a risk-based capital formula. Risk-based capital requirements are intended to allow insurance regulators to identify inadequately capitalized insurance companies based upon the type and mixture of risks inherent in the company's operations. The formula includes components for asset risk, liability risk, and other factors. As of December 31, 1997, the Insurance Subsidiaries are above required capital levels.

  (12)  Stock Plans
       As of December 31, 1997, the Company has four stock-based compensation plans, which are described below. No compensation cost has been recognized for such plans. If the fair-value based method of accounting were applied to grants made in 1995 and future years, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:
                                                      (in thousands)
                                                            December 31,
                                                          1997      1996
    Net income . . . . . . . . . . . . As Reported       $1,900    $1,922
                                       Pro forma         $1,712    $1,670
    Basic and diluted earnings per
      share. . . . . . . . . . . . . . As Reported       $  .32    $  .33
                                       Pro forma         $  .27    $  .27

       Pro forma net income reflects only grants in 1997, 1996 and 1995. Therefore, the full impact of calculating compensation cost for all stock options is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the vesting period and compensation cost for grants prior to January 1, 1995 is not considered.

  (a)  Employee Stock Purchase Plan
  The 1987 Employee Stock Purchase Plan ("Stock Purchase Plan"), is administered by the Compensation Committee, which is authorized to grant options to purchase up to 146,742 shares of Common Stock to employees of Walshire and any current or future parent or subsidiary of Walshire. The Committee has discretion to determine the total number of options, if any, granted in each year, the rate of exercisability, the price at which each option is exercisable and the duration of each option.

       All options granted under the Stock Purchase Plan will expire five years after the date of grant; provided, however, that options exercised more than 27 months after the date of grant must be exercised at an option price equal to at least 85% of the fair market value of the shares on the date of exercise. No option may be granted to any person who immediately after the grant would own more than 5% of the Common Stock and no option may be granted which, at the date the option is granted, would permit such person's rights to purchase stock under the Stock Purchase Plan and all other employee stock purchase plans of Walshire to accrue at a rate exceeding $25,000 of the fair market value of such stock (determined at the time such option is granted) for each year such option is outstanding. The option price per share must not be less than the lesser of: (a) 85% of the fair market value of the stock on the date of grant, or (b) 85% of the fair market value on the date of exercise.

    Changes in outstanding Common Stock options granted under the 1987 Employee Stock Purchase Plan are summarized below.
  F-18
                                1997            1996            1995
                            Number Average  Number Average  Number Average
                              of  Exercise    of  Exercise    of  Exercise
                            Shares  Price   Shares  Price   Shares  Price
  Balance at beginning
    of year . . . . . . .     -                -               -
  Options granted . . . .   6,474   $ 9.89  7,351  $12.06   6,986   $9.62
  Options exercised . . .   6,474     9.89  7,351   12.06   6,986    9.62
  Balance at end of year.     -               -               -       -

  (b)  1987 Stock Option Plan
  All officers and key employees of Walshire or any current or future parent or subsidiary of Walshire are eligible to receive options under the 1987 Stock Option Plan ("1987 Plan"). The 1987 Plan is administered by the Compensation Committee which selects the optionees, determines the number of shares subject to each option and prescribes other terms and conditions of each option.

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

       The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997 and 1996; dividend yield of
  2.51 percent; expected volatility of 30.17 percent; risk-free interest rate of 5.77 percent; and expected lives of 7.61 years.

       Changes in outstanding Common Stock options granted under the 1987 Stock Option Plan are summarized below.

                                 1997            1996            1995
                            Number Average  Number Average  Number Average
                              of  Exercise    of  Exercise    of  Exercise
                            Shares  Price   Shares  Price   Shares  Price
  Balance at beginning
    of year . . . . . . .   344,463 $ 8.38  384,226 $ 7.00  367,722 $ 6.51
  Options granted . . . .      -       -     76,174  12.83   34,163  11.84
                            344,463         460,400         401,885
  Options exercised . . .    19,543   6.64  114,232   6.66   17,659   6.18
  Options terminated or
    cancelled . . . . . .     2,394  11.12    1,705  12.17     -___    -
  Balance at end of year.   322,526   8.46  344,463   8.38  384,226   7.00
  F-19
                                    Options exercisable at
    year-end. . . . . . .   322,526   8.46  317,246   7.98  357,330   6.63
  Weighted-average fair
    value of options
    granted during the
    year. . . . . . . . .  $   -             $ 3.62          $ 3.24

       At December 31, 1997, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $11.57 - $14.00 and 5.10 years, respectively.

  (c)  1990 Stock Option Plan
  Options to purchase up to 260,452 shares of Common Stock may be granted to Non-Employee Directors of Walshire under the terms of the 1990 Stock Option Plan for Non-Employee Directors ("1990 Plan").

       Pursuant to the 1990 Plan, each person who is not an employee of the Company or any of the Company's subsidiaries on the date of grant of an option under the 1990 Plan and who on or after January 1, 1990, is (1) elected or reelected as a director of the Company or (2) continues as a director of the Company as of the date of the annual or special meeting of shareholders of the Company at which directors of the Company are elected or reelected shall, as of the date of each such annual or special meeting of shareholders, automatically be granted an option to purchase shares of the Company's Common Stock pursuant to the following schedule:
             Years of Service
              as a Director                        Number of Shares
          Less than 2 years . . . . . . . . . . .        2,000
          Between 2 and 5 years . . . . . . . . .        5,000
          Over 5 years. . . . . . . . . . . . . .       10,000

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

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997 and 1996: dividend yield of
  2.51 percent; expected volatility of 30.17 percent; risk free interest rate of 5.71 percent; and expected lives of 4.94 years.

       Changes in outstanding Common Stock options granted under the 1990 Stock Option Plan are summarized below.

                                 1997            1996            1995
                            Number Average  Number Average  Number Average
                              of  Exercise    of  Exercise    of  Exercise
                            Shares  Price   Shares  Price   Shares  Price
  Balance at beginning
    of year . . . . . . .   175,029 $ 9.53  190,021 $ 8.87  179,067 $ 7.90
  Options granted . . . .     5,000   9.75   18,356  15.46   36,300  11.57
                            180,029         208,377         215,367
  Options exercised . . .    33,346   7.31   33,348   9.00   25,346   5.91
  Balance at end of year.   146,683  10.04  175,029   9.53  190,021   8.87
  F-20
                                    Options exercisable at
    year-end. . . . . . .   146,683  10.04  175,029   9.53  190,021   8.87
  Weighted-average fair
    value of options
    granted during the
    year. . . . . . . . .    $ 2.77          $ 4.52          $ 3.39

       At December 31, 1997, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $9.75 - $15.46 and 1.94 years, respectively.

  (d)   1997 Equity Incentive Plan
  All current and future key employees of the Company, including officers and directors who are employed by the Company, and all other persons or entities, including directors of the Company who are not employees, are eligible to receive options under the 1997 Equity Incentive Plan ("1997 Plan"). The 1997 Plan is administered by the Board which selects the optionees, determines the number of shares subject to each option and prescribes other terms and conditions of each option.

       Pursuant to the 1997 Plan, options may be granted with respect to an aggregate of 500,000 shares of Common Stock. Options may be granted as incentive stock options intended to qualify under Section 422A of the Internal Revenue Code of 1986, as amended, or as options not intended to so qualify. In addition, stock appreciation rights may be granted in tandem with non-qualified stock options. In the case of incentive stock options, the option price must be equal to at least 100% of the fair market value of Walshire's Common Stock on the date of grant. The option's maximum term is ten years and vests at the discretion of the Board. The exercise price of incentive stock options granted to shareholders possessing more than 10% of the total combined voting power of all classes of stock of Walshire must not be less than 110% of the fair market value on the date of grant. The option's maximum term is five years and vests at the discretion of the Board. Payment of the option exercise price may be made in cash, shares of common stock or a combination of cash and common stock.

       The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997; dividend yield of 2.51 percent; expected volatility of 30.17 percent; risk-free interest rate of
  5.77 percent; and expected lives of 7.61 years.

     Changes in outstanding Common Stock options granted under the 1997 Equity Incentive Plan are summarized below.
                                                              1997    _____
                                                        Number    Average
                                                          of     Exercise
                                                        Shares     Price_
  Balance at beginning of year . . . . . . . . . .         -      $  -
  Options granted. . . . . . . . . . . . . . . . .      12,925     10.31
  Balance at end of year . . . . . . . . . . . . .      12,925     10.31

  Options exercisable at year-end. . . . . . . . .         -         -
  Weighted-average fair value of options granted
    during the year. . . . . . . . . . . . . . . .      $ 3.47

                                    F-21
     At December 31, 1997, the exercise price and weighted-average remaining contractual life of outstanding options was $10.31 and 9.62 years, respectively.

  (e)   Restricted Stock Award
  On November 20, 1996, the Board of Directors awarded an officer 3,300 shares of restricted common stock. Such shares vest ratably over a five-year period and may not be sold or transferred prior to vesting. In the event of termination of employment, all shares awarded which have not vested are subject to forfeiture.

  (13)  Net Income Per Share

       The computation of basic and diluted net income per share is as follows:
                                                (dollars in thousands,
                                                 except per share data)
                                              1997       1996      1995_

  Numerator for basic net income per share:
      Net income . . . . . . . . . . . . .   $1,488     $1,498    $5,025
  Effect of convertible preferred stock. .      -          -         458
  Numerator for diluted net income per
    share. . . . . . . . . . . . . . . . .   $1,488     $1,498    $5,483
  Denominator for basic net income per
    share:
    Weighted average shares outstanding. .    4,673      4,563     4,437
  Effect of convertible preferred stock. .      -          -         640
  Effect of stock option plans . . . . . .      -          -         212
  Denominator for diluted net income per
    share. . . . . . . . . . . . . . . . .    4,673      4,563     5,289

  Basic net income per share . . . . . . .   $  .32     $  .33    $ 1.13

  Diluted net income per share . . . . . .   $  .32     $  .33    $ 1.04






















  F-22


  Schedule I
  WALSHIRE ASSURANCE COMPANY
  AND SUBSIDIARIES

     Summary of Investments Other Than
  Investments in Related Parties

     December 31, 1997
  (in thousands)

         Amount at which
                                                   Fair     shown in the
  Type of Investment                    Cost__     Value_   balance sheet_
   Held to Maturity:
    Fixed maturities:
     U. S. Government and Agencies.    $ 7,062    $ 7,197      $ 7,062
     States and political
      subdivisions ................      8,527      8,908        8,527
     Corporate securities..........      1,639      1,649        1,639

      Total held to maturity ......     17,228     17,754       17,228

   Available for sale:
    Fixed maturities:
     U. S. Government and Agencies.     30,025     30,366       30,366
     States and political
      subdivisions ................        438        448          448
     Foreign governments ..........         35         35           35
     Corporate securities .........      7,224      7,333        7,333

      Total fixed maturities ......     37,722     38,182       38,182
    Equity securities:
     Common Stocks:
      Public Utilities ............        757        694          694
      Banks, trusts and insurance
       companies ..................        669        787          787
      Industries, miscellaneous
       and all other ..............      4,935      4,757        4,757
     Non-redeemable preferred
      stock........................      1,907      1,967        1,967

      Total equity securities .....      8,268      8,205        8,205

      Total available for sale ....     45,990     46,387       46,387

   Short-term investments .........      7,531      7,531        7,531

   Other investments ..............      2,656      2,656        2,656

                                       $73,405    $74,328      $73,802

         Schedule II

  WALSHIRE ASSURANCE COMPANY
  AND SUBSIDIARIES

     Condensed Financial Information of Registrant

     Walshire Assurance Company

     Balance Sheets
  (Parent Company)

     December 31

                                                       (in thousands,
                                                   except per share data)

                                                      1997        1996
  Assets:
    Investments:
      Available for sale:
        Fixed maturities. . . . . . . . . . . .    $   841      $ 1,570

        Equity securities . . . . . . . . . . .      4,247        3,900
      Short-term investments. . . . . . . . . .        820           98
      Other investments . . . . . . . . . . . .      2,646        2,041
        Total investments . . . . . . . . . . .      8,554        7,609
    Cash. . . . . . . . . . . . . . . . . . . .         36          154
    Receivable from subsidiaries. . . . . . . .        855        1,641
    Investment in subsidiaries. . . . . . . . .     42,763       44,255
    Property and equipment, net . . . . . . . .      1,137        1,301
    Other assets. . . . . . . . . . . . . . . .        109          397
        Total assets. . . . . . . . . . . . . .    $53,454      $55,357

  Liabilities
    Notes payable . . . . . . . . . . . . . . .    $ 5,497      $ 8,256
    Other liabilities . . . . . . . . . . . . .        466          267
        Total liabilities . . . . . . . . . . .      5,963        8,523
  Shareholders  equity:
    Preferred stock, par value $.01 per
      share; 2,000 shares authorized;
      123 and 128 shares issued and
      outstanding. . . . . . . . . .  . . . . .          1            1
    Common stock, par value $.01 per
      share; 10,000 shares authorized;
      4,710 and 4,651 shares issued and
      outstanding . . . . . . . . . . . . . . .         47           47
    Additional paid-in capital. . . . . . . . .     38,812       38,648
    Unrealized gains on investments available
      for sale of parent and subsidiaries (net
      of deferred taxes of $135 and $21). . . .        262           42
    Retained earnings . . . . . . . . . . . . .      8,369        8,096
        Shareholders  equity. . . . . . . . . .     47,491       46,834
        Total liabilities and
          shareholders  equity. . . . . . . . .    $53,454      $55,357

  *See notes to consolidated financial statements.

         Schedule II
                                                      (continued)


     WALSHIRE ASSURANCE COMPANY
  AND SUBSIDIARIES


     Condensed Financial Information of Registrant


     Walshire Assurance Company

     Statements of Income
  (Parent Company)

     Years Ended December 31


                                                  (in thousands)
                                            1997       1996       1995
  Revenues:
    Net investment income . . . . . .     $ 3,579    $ 1,353    $   949
    Net realized gains on
      investments . . . . . . . . . .       1,654        596        160
    Management fees-subsidiaries. . .         165        210        247
    Other . . . . . . . . . . . . . .          14          4          9

        Total revenues. . . . . . . .       5,412      2,163      1,365

  Expenses:
    General and administrative. . . .       1,068        914      1,109
    Interest. . . . . . . . . . . . .         666        487        247

        Total expenses. . . . . . . .       1,734      1,401      1,356

  Income before (recovery of)
    income taxes and equity in
    net income of subsidiaries. . . .       3,678        762          9
  (Recovery of) income taxes. . . . .      (   59)    (  316)    (  176)


  Income before equity in net
    income of subsidiaries. . . . . .       3,737      1,078        185
  Equity in net income of
    subsidiaries. . . . . . . . . . .      (1,837)       844      5,298

  Net income. . . . . . . . . . . . .     $ 1,900    $ 1,922    $ 5,483


         *See notes to consolidated financial statements.

                                                                 Schedule II
                                                          (continued)

       WALSHIRE ASSURANCE COMPANY AND SUBSIDIARIES

     Condensed Financial Information of Registrant

     Walshire Assurance Company

     Statement of Cash Flow
  (Parent Company)

     Years ended December 31

                                                             (in thousands)
                                                 1997      1996     1995


  Cash flows from operating activities:
    Net income . . . . . . . . . . . . . . .   $ 1,900  $ 1,922  $  5,483
    Equity in net income of subsidiaries . .     1,837  (   844)  ( 5,298)
    (Increase)decrease in receivable
     from subsidiaries . . . . . . . . . . .       786   (  744)    1,396
    Other. . . . . . . . . . . . . . . . . .    (  954)  (  554)  (    76)

  Net cash (used in)provided by
     operating activities. . . . . . . . . .     3,569   (  220)    1,505

  Cash flows from investing activities:
    Purchase of investments. . . . . . . . .    (8,750)  (5,988)  ( 5,314)
    Sale or maturity of investments. . . . .     9,261    6,843     4,275
    Decrease (increase) in investment in
      subsidiaries . . . . . . . . . . . . .    (  345)     570   ( 1,218)
    Capital contribution to subsidiaries . .       -     (3,637)      -
    Net purchase of property and equipment .    (   59)  (  698)  (   637)
    Other, net . . . . . . . . . . . . . . .       432   (  695)    1,107

  Net cash used in investing activities. . .       539   (3,605)  ( 1,787)

  Cash flows from financing activities:
    Cash dividends paid. . . . . . . . . . .    (1,628)  (1,515)  ( 1,416)
    Issuance of common stock . . . . . . . .       164      924       330
    Proceeds from notes payable. . . . . . .       -      5,005     1,770
    Payment of bonds and notes payable . . .    (2,762)  (  480)  (   440)

  Net cash provided by financing activities.    (4,226)   3,934       244

  Net increase (decrease) in cash. . . . . .    (  118)     109   (    38)
  Cash at beginning of the year. . . . . . .       154       45        83

  Cash at the end of the year. . . . . . . .   $    36  $   154   $    45


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



Period



Year ended December 31, 1997
  Property-Casualty              $4,778     48,964     27,384
-      41,248     4,269     32,874       5,438     7,849     37,613



Year ended December 31, 1996
  Property-Casualty              $5,193     36,551     33,250
-      47,002     3,168     34,602       7,424     8,110     48,970




Year ended December 31, 1995
  Property-Casualty              $4,831     20,153     27,555
-      36,191     2,721     20,377       5,447     6,930     42,569

                                                              Schedule IV



                       WALSHIRE ASSURANCE COMPANY
                            AND SUBSIDIARIES


                               Reinsurance
                   (in thousands, except percentages)



                                                      Ceded to       Assumed
               Percentage
                                      Gross            other        from other
     Net        of amount
      Type of Premiums                Amount          companies     companies
    amount    assumed to net



Year ended December 31, 1997
Premiums written:
  Property-Casualty                  $56,826           19,301           88
    37,613         .2%



Year ended December 31, 1996
Premiums written:
  Property-Casualty                  $61,095           12,229          104
    48,970         .2%



Year ended December 31, 1995
Premiums written:
  Property-Casualty                  $52,020            9,569          118
    42,569         .3%





                                   S-6









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

Year ended December 31, 1997
  Agents  balances reserve for
   bad debts                       $120               44         -
 (44)           120
  Premium finance receivables
   reserve for bad debts             49               32         -
 (37)            44

         Total                     $169               76         -
 (81)           164

Year ended December 31, 1996
  Agents  balances reserve for
   bad debts                       $100               57         -
 (37)            120
  Premium finance receivables
   reserve for bad debts             67              ( 8)        -
 (10)             49

          Total                    $167               49         -
 (47)            169

Year ended December 31, 1995
  Agents  balances reserve for
   bad debts                       $100                6         -
 ( 6)            100
  Premium finance receivables
   reserve for bad debts             48               20         -
 ( 1)             67

         Total                     $148               26         -
 ( 7)            167

                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.   20549






                   __________________________________






                                Exhibits
                                   to
                       Annual Report on Form 10-K
                 Pursuant to Section 13 or 15(d) of the
                     Securities Exchange Act of 1934





                    _________________________________







                       Walshire Assurance Company













                                  INDEX


                    Exhibits to Annual Report on 10-K



     Number              Title of Document                          Sequential
                                                                    Page No.

           (1)   3.1     Amended and Restated Articles of Incorporation of the
                         Company.
           (1)   3.2     Bylaws of the Company.

           (4)   3.3     Statement with Respect to 6 1/2% Cumulative
                         Convertible Preferred Stock.

           (1)   4.1     Specimen Common Stock Certificate of the Company.

           (4)   4.2     Specimen Preferred Stock Certificate of the Company.

     (*) (1)  10.1  The Company's 1987 Stock Option Plan.

     (*) (1)  10.2  The Company's Employee Stock Purchase Plan.

     (*) (7)  10.3  The Company's 1997 Equity Incentive Plan.

     (*) (4)  10.4  Second Amended and Restated Employment  Agreement, dated
               June 22, 1992, between the Company and Kenneth R. Taylor.

     (*) (2)  10.6  The Company's 1990 Stock Option Plan for Non-Employee
               Directors.

           (3)  10.7     Mortgage and Note, dated July 10, 1989, between
               Walshire Assurance Company and Gary J. Orndorff.

     (*) (3)   10.8 Walshire Assurance Company Master 401(k) Plan and Trust.

           (5)  10.10    Term Loan Agreement, dated January 25, 1995 between the
               Company and Mercantile Pennsylvania Corporation.

     (*)  (1)  10.22     Form of Director's Stock Option Agreement.

           (6)   21.1    Subsidiaries of the Company.

           (7)   23.1    Consent of KPMG Peat Marwick LLP.





          (1) Incorporated by reference from the Company's Registration Statement on Form S-1, and all amendments thereto, (Registration No. 33-15549), which was declared effective on September 3, 1987.

          (2) Incorporated by reference from the Company's Form 10-K (Commission File No. 0-16267), dated March 28, 1990.

          (3) Incorporated by reference from the Company's Form 10-K (Commission File No. 0-16267), dated March 28, 1991.

          (4) Incorporated by reference from the Company's Form 10-K (Commission File No. 0-16267), dated March 28, 1994.

          (5) Incorporated by reference from the Company's Form 10-K (Commission file No. 0-16267), dated March 27, 1995.

          (6) Incorporated by reference from the Company's Form 10-K (Commission File No. 0-16267), dated March 21, 1997.

          (7)  Filed herewith.



















                        Walshire Assurance Company

                        1997 Equity Incentive Plan

1.   Purpose

     The purpose of the Walshire Assurance Company 1997 Equity Incentive Plan
(the "Plan") is to promote the long-term retention of key employees of Walshire
Assurance Company ("Walshire") and its current and future subsidiaries
(collectively, the "Company") and other persons or entities who are in a position to make significant contributions to the success of the Company, to further reward these employees and other persons or entities for their contributions to the Company's success, to provide additional incentive to these employees and other persons or entities to continue to make similar contributions in thefuture, and to further align the interests of these employees and other personsor entities with those of the Company's stockholders.
These purposes will be achieved by granting to such employees and other persons and entities, in accordance with the provisions of this Plan, Options, Restricted Stock or Unrestricted Stock Awards or Performance Awards, for shares of the Company's common stock, par value $.01 per share ("Common Stock"), or Loans or Supplemental Grants, or combinations thereof ("Awards").

2.   Aggregate Number of Shares

     2.1 The aggregate number of shares of Common Stock for which Awards may be granted under the Plan will be 500,000 shares. Notwithstanding the foregoing, if there is any change in the capitalization of Walshire, such as by stock dividend, stock split, combination of shares, exchange of securities, recapitalization or other event which the Board of Directors (the "Board") of Walshire deems, in its sole discretion, to be similar circumstances, the aggregate number and/or kind of shares for which Awards may be granted under the Plan shall be appropriately adjusted in a manner determined by the Board. No fractional shares of Common Stock will be delivered under the Plan.

     2.2  Treasury shares, reacquired shares and unissued shares of Common
Stock may be used for purposes of the Plan, at Walshire's sole discretion.

     2.3 Shares of Common Stock that were issuable pursuant to an Award that has terminated but with respect to which such Award had not been exercised, shares of Common Stock that are issued pursuant to an Award but that are subsequently forfeited, and shares of Common Stock that were issuable pursuant to an Award that was payable in Common Stock or cash but that was satisfied in cash, shall be available for future Awards under the Plan.

3.   Eligible Employees and Participants

     3.1 All current and future key employees of the Company, including officers and directors who are employed by the Company ("Employees"), and all other persons or entities, including directors of the Company who are not Employees, who in the opinion of the Board are in a position to make a significant contribution to the success of the Company, shall be eligible to receive Awards under the Plan (a "Participant"). No eligible Employee or such other person or entity shall have any right to receive an Award except as expressly provided in the Plan.
3.2 The Participants who shall actually receive Awards under the Plan shall be determined by the Board in its sole discretion. In making such determinations, the Board shall consider the positions and responsibilities of eligible Participants, their past performance and contributions to the Company's growth and expansion, the value of their services to the Company, the difficulty of finding qualified replacements, and such other factors as the Board deems pertinent in its sole discretion.

4.   Administration

     4.1  The Plan shall be administered by the Board, unless the Board determines to delegate such administration to a committee of the Board.  If the
Board makes such delegation, (i) the Committee shall consist of at least two directors, (ii) each member of such committee shall be a "non-employee director"
within the meaning of Rule 16b-3 under the Securities Exchange Act of 1934, as amended (the "1934 Act"), and (iii) the provisions of the Plan relating to the
Board shall apply to such committee.   In addition to its other authority and
subject to the provisions of the Plan, the Board shall have the authority to determine, in its sole discretion, the Participants who shall be eligible to receive Awards, the Participants who shall actually receive Awards, the size of each Award, including the number of shares of Common Stock subject to the Award, the type or types of each Award, the date on which each Award shall be granted, the terms and conditions of each Award, whether to waive compliance by a
Participant with any obligations to be performed by the Participant under an
Award or waive any term or condition of an Award, whether to amend or cancel an existing Award in whole or in part (except that the Board may not, without the consent of the holder of an Award or unless specifically authorized by the terms of an Award, take any action under this clause with respect to such Award if such action would adversely affect the rights of such holder), and the form or forms of instruments that are required or deemed appropriate under the Plan, including any written notices and elections required of Participants.

4.2 The Board may adopt such rules for the administration of the Plan as it deems necessary or advisable, in its sole discretion. For all purposes of the Plan, a majority of the members of the Board shall constitute a quorum, and the vote or written consent of a majority of the members of the Board on a particular matter shall constitute the act of the Board on that matter. The
Board shall have the exclusive right to construe the Plan and any Award, to settle all controversies regarding the Plan or any Award, to correct defects and omissions in the Plan and in any Award, and to take such further actions as the Board deems necessary or advisable, in its sole dise and intent of the Plan.
Such actions shall be final, binding and conclusive upon all parties concerned.

 4.3  No member of the Board shall be liable for any act or omission
(whether or not negligent) taken or omitted in good faith, or for the good faith exercise of any authority or discretion granted in the Plan to the Board, or for any act or omission of any other member of the Board.

4.4 All costs incurred in connection with the administration and operation of the Plan shall be paid by the Company. Except for the express obligations of the Company under the Plan and under Awards granted in accordance with the provisions of the Plan, the Company shall have no liability with respect to any Award, or to any Participant or any transferee of shares of Common Stock from any Participant, including, but not limited to, any tax liabilities, capital losses, or othercosts or losses incurred by any Participant or any such transferee.

5.   Types of Awards

     5.1  Options.

(a) An Option is an Award entitling the recipient on exercise thereof to purchase Common Stock at a specified exercise price. Both "incentive stock options," as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the "Code") (any Option intended to qualify as an incentive stock option being hereinafter referred to as an "ISO"), and Options that are not incentive stock options ("non-ISO"), may be granted under the Plan. ISOs shall be awarded only to Employees.

(b) The exercise price of an Option will be determined by the Board subject to the following:

(1) The exercise price of an ISO shall not be less than 100% (110% in the case of an ISO granted to a ten percent shareholder) of the fair market value
(as defined in Section 11.9) of the Common Stock subject to the ISO, determined as of the time the ISO is granted. A "ten-percent shareholder" is any person who at the time of grant owns, directly or indirectly, or is deemed to own by reason of the attribution rules of Section 424(d) of the Code, stock possessing more than 10% of the total combined voting power of all classes of stock of Walshire or of any of its subsidiaries.

(2) The exercise price of a non-ISO shall be such price as may be determined as of the time the non-ISO is granted, provided that the exercise price of a non-ISO granted pursuant to a Performance Award may be determined either as of the time the Performance Award is granted or as of the time the non-ISO is granted pursuant to the Performance Award.

(3) In no case may the exercise price paid for Common Stock which is part of an original issue of authorized Common Stock be less than the par value per share of the Common Stock.

(c)  The period during which an Option may be exercised will be determined by the Board, except that the period during which an ISO may be exercised will not exceed ten years (five years, in the case of an ISO granted to a ten-percent shareholder) from the day immediately preceding the date the Option was granted.

          (d)  An Option will become exercisable at such time or times, and on such terms and conditions, as the Board may determine.  The Board may at any time accelerate the time at which all or any part of the Option may be exercised.  Any exercise of an Option must be in writing, signed by the proper person and delivered or mailed to the Company, accompanied by (1) any documents required by the Board and (2) payment in full in accordance with Section 5.1(e) below for the number of shares for which the Option is exercised.

          (e)  Stock purchased on exercise of an Option must be paid for as follows:  (1) in cash or by check (acceptable to Walshire in accordance with guidelines established for this purpose), bank draft or money order payable to the order of
Walshire or (2) if so permitted by the instrument evidencing the Option (or in the case of an Option which is not an ISO, by the Board at or after grant of the Option), (i) through the delivery of shares of Common Stock which have been outstanding for at least six months (unless the Board expressly approves a shorter period) and which have a fair market value on the last business day preceding the date of exercise equal to the exercise price, or (ii) by delivery of a promissory note of the Option holder to Walshire, payable on such terms and conditions as the Board may determine, or (iii)
by delivery of an ue price, or (iv) by any combination of the permissible forms of payment; provided, that if the Common
Stock delivered upon exercise of the Option is an original issue of authorized Common Stock, at least so much of the exercise price as represents the par value of such Common Stock must be paid other than by the Option holder's promissory note.

     5.2  Restricted and Unrestricted Stock.

          (a)  A Restricted Stock Award entitles the recipient to acquire, for a purchase price not less than the par value, shares of Common Stock subject to the restrictions described in Section 5.2(d) below ("Restricted Stock").

          (b)  A Participant who is granted a Restricted Stock Award shall have no rights with respect to such Award unless the Participant accepts the Award by written instrument delivered or mailed to Walshire accompanied by payment in full of the specified purchase price, if any, of the shares covered by the Award.  Payment may be by certified or bank check or other instrument acceptable to the Board.

          (c)  A Participant who receives Restricted Stock shall have all the rights of a stockholder with respect to such stock, including voting and dividend rights, subject to the restrictions described in paragraph (d) below and any other conditions imposed by the Board at the time of grant.  Unless the Board otherwise determines, certificates evidencing shares of Restricted Stock will remain in the possession of Walshire until such shares are free of all restrictions under the Plan.

          (d)  Except as otherwise specifically provided by the Plan or the Award, Restricted Stock may not be
transferred, sold, assigned, exchanged, pledged, gifted or otherwise disposed of, and if a Participant suffers a Status
Change (as defined in Section 6.1 below) for any reason, must be offered to Walshire for purchase for the amount of cash paid for the such stock, or forfeited to Walshire if no cash was paid.  T and conditions, as the Board may determine.  The
Board may at any time accelerate the time at which the restrictions on all or any part of the shares will lapse.

          (e)  Any Participant making, or required by an Award to make, an election under Section 83(b) of the Code with respect to Restricted Stock shall deliver to Walshire, within 10 days of the filing of such election with the Internal
Revenue Service, a copy of such election.

          (f)  The Board may, at the time any Award described in this Section 5 is granted, provide that any or all the
Common Stock delivered pursuant to the Award will be Restricted Stock.

          (g)  The Board may, in its sole discretion, approve the sale to any Participant of shares of Common Stock free of restrictions under the Plan for a price which is not less than the par value of the Common Stock.

     5.3  Performance Awards.  A Performance Award entitles the recipient to receive, without payment, an Award or Awards described in this Section 5 following the attainment of such performance goals, during such measurement period or periods, and on such other terms and conditions, all as the Board may determine.  Performance goals may be related to overall corporate performance, operating group or business unit performance, personal performance or such other category of performance as the Board may determine.  Financial performance may be measured by revenue, operating income, net income, earnings per share, number of days sales outstanding in accounts receivable, productivity, return on equity, common stock price, price-earnings multiple, or such other financial factors as the Board may determine.

     5.4  Loans and Supplemental Grants.

          (a)  The Company may make a loan to a Participant ("Loan"), either in connection with the purchase of Common
Stock under the Award or the payment of any Federal, state and local income tax with respect to income recognized as a result of the Award.  The Board shall have the authority, in its sole discretion, to determine whether to make a Loan, the amount, terms and conditions of the Loan, including the interest rate (which may be zero), whether the Loan is to be secured or unsecured or with or without recourse against the borrower, the terms on which the Loan is to be repaid and the terms and conditions, if any, under which the Loan may be forgiven.  In no event shall any Loan have a term (including extensions)
in excess of ten years.

          (b)  In connection with any Award, the Board may grant a cash award to the Participant ("Supplemental Grant")
not to exceed an amount equal to (1) the amount of any Federal, state and local income tax on ordinary income for which the
Participant may be liable with respect to the Award, determined by assuming taxation at the highest marginal rate, plus (2)
an additional amount on a grossed-up basis intended to make the Participant whole on an after-tax basis after discharging all the Participant's income tax liabilities arising from all payments under this Section 5.  Any payments under this
Section 5.4(b) shall be made at the time the Participant incurs Federal income tax liability with respect to the Award.


6.   Events Affecting Outstanding Awards

     6.1  Termination of Service by Death or Disability.  If a Participant ceases to be an Employee or if there is a termination of the consulting service or other relationship in respect of which a non-Employee Participant was granted an
Award  (such termination of employment or other relationship being hereinafter referred to as a "Status Change") by reason of death or permanent disability (as determined by the Board), the following rules shall apply, unless otherwise determined by the Board:

          (a)  All Options held by the Participant at the time of such Status Change, to the extent then exercisable, will continue to be exercisable by the Participant's heirs, executor, administrator or other legal or personal representative, for a period of one year after the Participant's Status Change.  After the expiration of such one-year period, all such Options shall terminate.  In no event, however, shall an Option remain exercisable beyond the latest date on which it could have been exercised without regard to this Section 6.  All Options held by a Participant at the time of such Status Change that are not then exercisable shall terminate upon such Status Change.

          (b)  All Restricted Stock held by the Participant at the time of such Status Change shall immediately become free of all restrictions and conditions.

          (c)  Any payment or benefit under a Performance Award or Supplemental Grant to which the Participant was not irrevocably entitled at the time of such Status Change shall be forfeited and the Award canceled as of the time of such
Status Change.

6.2   Termination of Service Other Than by Death or Disability.  If a Participant suffers a Status Change other than by reason of death or permanent disability (as determined by the Board), the following rules shall apply, unless otherwise determined by the Board at the time of grant of an Award:

          (a)  All Options held by the Participant at the time of such Status Change, to the extent then exercisable, will continue to be exercisable by the Participant for a period of three months after the Participant's Status Change.
After the expiration of such three-month period, all such Options shall terminate.  In no event, however, shall an Option remain exercisable beyond the latest date on which it could have been exercised without regard to this Section 6.  All
Options held by a Participant at the time of such Status Change that are not then exercisable shall terminate upon such
Status Change.

          (b)  All Restricted Stock held by the Participant at the time of such Status Change shall immediately become free of all restrictions and conditions, unless such Status Change results from a voluntary resignation or termination for
Cause (as defined in Section 6.2(d)), in which event all Restricted Stock held by the Participant at the time of the Status
Change shall be transferred to Walshire (and, in the event the certificates representing such Restricted Stock are held by
Walshire, such Restricted Stock shall be so transferred without any further action by the Participant) in accordance with
Section 5.2 above.

          (c)  Any payment or benefit under a Performance Award or Supplemental Grant to which the Participant was not irrevocably entitled at the time of such Status Change shall be forfeited and the Award canceled as of the date of such
Status Change.

          (d)  A termination by the Company of a Participant's employment with or service to the Company shall be for
"Cause" only if:  (1) the Board determined that the Participant (i) was guilty of gross negligence or willful misconduct in the performance of his or her duties for the Company, or (ii) breached or violated, in a material respect, any agreement between the Participant and the Company or any of the Company's policy statements regarding conflicts-of-interest, insider trading or confidentiality, or (iii) committed a material act of dishonesty or breach of trust; (2) such determination was made at a duly convened meeting of the Board with respect to which the Participant received at least 10 days prior written notice, had a reasonable opportunity to make a statement and answer the allegations against him or her; and (3) either (i)
the Participant was given a reasonable opportunity to take remedial action but failed or refused to do so, or (ii) the Board also determined, at such meeting, that an opportunity to take remedial action would not have been meaningful under the circumstances.

          (e)  For all purposes of this Section 6.2 and Section 6.3, (1) if a Participant is an Employee of a subsidiary of  and such subsidiary ceases to be a subsidiary of Walshire, then the Participant's employment with the Company will be deemed to have been terminated by the Company without Cause, unless the Participant is transferred to Walshire or another subsidiary of Walshire; (2) the employment with the Company of a Participant will not be deemed to have been terminated if the Participant is transferred from Walshire to a subsidiary of Walshire, or vice versa, or from one subsidiary of  Walshire to another; and (3) if a Participant terminates his or her employment with the Company following a reduction in his or her rate of compensation, then the Participant's employment with the Company will be deemed to have been terminated by the
Company without Cause.

     6.3   Change in Control

          (a)  In the event of a Change in Control (as defined in Section 6.3(b)), the following rules will apply, unless otherwise expressly provided by the Board at the time of the grant of an Award or unless otherwise determined by the Board in accordance with Section 6.3(c):

               (1)  Each outstanding Option shall automatically become exercisable in full six months after the occurrence of such Change in Control or, if sooner, upon a termination by the Company of the Participant's employment with or service to the Company for any reason other than for Cause (as defined in Section 6.2(d)).  This provision shall not prevent an Option from becoming exercisable sooner as to Common Stock that would otherwise have become available under such
Option during such period.

               (2)  Each outstanding share of Restricted Stock shall automatically become free of all restrictions and conditions six months after the occurrence of such Change in Control or, if sooner, upon a termination by the Company of the Participant's employment with or service to the Company for any reason other than for Cause (as defined in Section
6.2(d)).  This provision shall not prevent the earlier lapse of any restrictions or conditions on Restricted Stock that would otherwise have lapsed during such period.

               (3)  Conditions on Performance Awards and Supplemental Grants which relate only to the passage of time and continued employment shall automatically terminate six months after the occurrence of such Change in Control or, if sooner, upon a termination by the Company of the Participant's employment with or service to the Company for any  time and continued employment that would otherwise have lapsed during such period.  Performance or other conditions (other than conditions relating only to the passage of time and continued employment) shall continue to apply unless otherwise provided in the instrument evidencing the Awards or in any other agreement between the Participant and the Company or unless otherwise agreed to by the Board.

          (b)  A "Change in Control" means:  (i) the occurrence of an event that would, if known to Walshire's management, be required to be reported by Walshire under Item 1(a) of Form 8-K pursuant to the 1934 Act; or (ii) the acquisition or receipt, in any manner, by any person (as defined for purposes of the 1934 Act) or any group of persons acting in concert, of direct or indirect beneficial ownership (as defined for purposes of the 1934 Act) of 50% or more of the combined voting securities ordinarily having the right to vote for the election of directors of Walshire; or (iii) a change in the constituency of the Board with the result that individuals (the "Incumbent Directors") who are members of the
Board on the Effective Date (as specified in Section 9) cease for any reason to constitute at least a majority of the Board, provided that any individual who is elected to the Board after the Effective Date and whose nomination for election was unanimously approved by the Incumbent Directors shall be considered an Incumbent Director beginning on the date of his or her election to the Board; or (iv) the sale, exchange or other disposition of all or a significant portion of the Company's business or assets, or the execution by the Company of a binding agreement providing for such a transaction.

          (c)  The provisions of Section 6.3(a) shall not apply to the extent expressly determined by at least 75% of the Incumbent Directors at a duly convened meeting of the Board held before the occurrence of a Change in Control.

7.   Grant and Acceptance of Awards

     7.1   The Board's approval of a grant of an Award under the Plan, including the names of Participants and the size of the Award, including the number of shares of Common Stock subject to the Award, shall be reflected in minutes of meetings held by the Board or in written consents signed by members of the Board.  Once approved by the Board, each Award shall be evidenced by such written instrument, containing such terms as are required by the Plan and such other terms, consistent with the provisions of the Plan, as may be approved from time to time by the Board.

     7.2  Each instrument may be in the form of agreements to be executed by both the Participant and Walshire, or certificates, letters or similar instruments, which need not be executed by the Participant but acceptance of which shall evidence agreement to the terms thereof.  The receipt of an Award shall not impose any obligation on the Participant to accept the Award.

7.3  Except as specifically provided by the Plan or the instrument evidencing an Award, a Participant shall not become a stockholder of Walshire until (i) the Participant makes any required payments in respect of the Common Stock issued or issuable pursuant to the Award, (ii) the Participant furnishes Walshire with any required agreements, certificates, letters or other instruments, and (iii) the Participant actually receives the shares of Common Stock.  Subject to any terms and conditions imposed by the Plan or the instrument evidencing an Award, upon the occurrence of all of the conditions set forth in the immediately preceding sentence, a Participant shall have all rights of a stockholder with respect to shares of Common
Stock, including, but not limited to, the right to vote such shares and to receive dividends and other distributions paid with respect to such shares.  The Board may, upon such conditions as it deems appropriate, provide that a Participant will receive a benefit in lieu of caock subject to the Participant's Award, had such Common Stock been outstanding.  Without limitation, the Board may provide for payment to the Participant of amounts representing such dividends, either currently or in the future, or for the investment of such amounts on behalf of the Participant.

     7.4  Notwithstanding any other provision of the Plan, the Company shall not be obligated to deliver any shares of
Common Stock pursuant to the Plan or to remove any restriction from shares of Common Stock previously delivered under the
Plan (a) until all conditions to the Award have been satisfied or removed, (b) until, in the opinion of counsel to Walshire, all applicable Federal and state laws and regulations have been complied with, (c) if the outstanding Common Stock is at the time listed on any stock exchange or included for quotation on an inter-dealer system, until the shares to be delivered have been listed or included or authorized to be listed or included on such exchange or system upon official notice of notice of issuance, (d) if it might cause Walshire to issue or sell more shares of Common Stock than Walshire is then legally entitled to issue or sell, and (e) until all other legal matters in connection with the issuance and delivery of such shares have been approved by counsel to Walshire.  If the sale of Common Stock has not been registered under the
Securities Act of 1933, as amended, the Company may require, as a condition to exercise of an Award, such representations or agreements as counsel to Walshire may consider appropriate to avoid violation of such Act and may require that the certificates evidencing such Common Stock bear an appropriate legend restricting transfer.  If an Award is exercised by the
Participant's legal representative, the Company shall be under no obligation to deliver Common Stock pursuant to such exercise until the Company is satisfied as to the authority of such representative.

8.   Tax Withholding

     The Company shall withhold from any cash payment made pursuant to an Award an amount sufficient to satisfy all
Federal, state and local withholding tax requirements (the "withholding requirements").  In the case of an Award pursuant to which Common Stock may be delivered, the Board shall have the right to require that the Participant or other appropriate person remit to the Company an amount sufficient to satisfy the withholding requirements, or make other arrangements satisfactory to the Board with regard to such requirements, prior to the delivery of any Common Stock.  If and to the extent that such withholding is required, the Board may permit a Participant to elect at such time and in such manner as the Board may determine to have the Company hold back from the shares of Common Stock to be delivered, or to deliver to the Company,
Common Stock having a value calculated to satisfy the time an ISO is exercised, the Board determines that the Company could be liable for withholding requirements with respect to a disposition of the Common Stock received upon exercise, the Board may require as a condition of exercise that the person exercising the ISO agree (a) to inform the Company promptly of any disposition (within the meaning of Section 424(c) of the Code) of Common Stock received upon exercise, and (b) to give such security as the Board deems adequate to meet the potential liability of the Company for the withholding requirements and to augment such security from time to time in any amount reasonably deemed necessary by the Board to preserve the adequacy of such security.

9.   Stockholder Approval, Effective Date and Term of Plan

     The Plan was adopted by the Board on August 14, 1997 ("Effective Date").  The Plan shall be submitted to Walshire's stockholders within twelve months after the Effective Date.  No ISOs  granted under the Plan may be exercised until the Plan is approved by Walshire s stockholders.  If such stockholder approval is not obtained within twelve months after the
Effective Date, it shall not affect Awards granted under the Plan; provided, however, that all ISOs granted under the Plan shall be treated as if such Options were non-ISOs.  No Award shall be granted more than ten years after the Effective Date.

10.  Effect, Amendment, Suspension and Termination

     Neither adoption of the Plan nor the grant of Awards to a Participant will affect the Company's right to grant to such
Participant awards that are not subject to the Plan, to issue to such Participant Common Stock as a bonus or otherwise, or to adopt other plans or arrangements under which Common Stock may be issued to Employees or other persons or entities.  The
Board reserves the right, at any time and from time to time, to amend the Plan in any way, or to suspend or terminate the
Plan, effective as of the date specified by the Board when it takes such action, which date may be before or after the date the Board takes such action; provided that any such action shall not affect any Awards granted before the actual date on which such action is taken by the Board; and further provided that the approval of Walshire's stockholders shall be required whenever necessary for the Plan to continue to satisfy the conditions of Section 422 of the Code with respect to the award of ISOs (unless the Board determines that ISOs shall no longer be granted under the Plan), any bylaw, rule or regulation of the primary market system or stock exchange on which Walshire's Common Stock is then listed or admitted to trading, or any other applicable law, rule or regulation.

11.  Other Provisions

     11.1 Nothing contained in the Plan or any Award shall confer upon any Employee or other Participant the right to continue in the employ of, or to continue to provide service to, the Company or any affiliated corporation, or interfere in any way with the right of the Company or any affiliated corporation to terminate the employment or service of any
Employee or other Participant for any reason.

     11.2 Corporate action constituting an offer by Walshire of Common Stock to any Participant under the terms of an
Award shall be deemed completed as of the date of grant of the Award, regardless of when the instrument, certificate, or letter evidencing the Award is actually received or accepted by the Participant.

     11.3 Except as otherwise specifically provided by an Award (other than an ISO), neither any Award nor a
Participant's rights under any Award or under the Plan may be assigned or transferred in any manner other than by will or under the laws of descent and distribution.  An Award may be exercised only by the  Participant to whom such Award was granted (or by such Participant's heirs, estate, beneficiary or personal or legal representative under Section 6.1).  The foregoing shall not, however, restrict a Participant's rights with respect to Unrestricted Stock or the outright transfer of cash, nor shall it restrict the ability of a Participant's heirs, estate, beneficiaries, or personal or legal representatives to enforce the terms of the Plan with respect to Awards granted to the Participant.

     11.4 The Plan, and all Awards granted hereunder, shall be governed by and construed in accordance with the laws of the Commonwealth of Pennsylvania.  The headings of the Sections of the Plan are for convenience of reference only and shall not affect the interpretation of the Plan.  All pronouns and similar references in the Plan shall be construed to be of such number and gender as the context requires or permits.  If any provision of the Plan is determined to be unenforceable for any reason, then that provision shall be deemed to have been deleted or modified to the extent necessary to make it enforceable, and the remaining provisions of the Plan shall be unaffected.

     11.5 All notices with respect to the Plan shall be in writing and shall be hand delivered or sent by certified mail or reputable overnight delivery service, expenses hire's headquarters to the attention of its Chief Financial Officer.
Notices to any Participant or holder of shares of Common Stock issued pursuant to an Award shall be sufficient if delivered or sent to such person's address as it appears in the regular records of the Company or Walshire's transfer agent.

     11.6 If there is any change in the capitalization of Walshire, such as by stock dividend, stock split, combination of shares, exchange of securities, recapitalization or other event which the Board deems, in its sole discretion, to be similar circumstances, the Board may make such adjustments to the number and/or kind of shares of stock or securities subject to Awards then outstanding or subsequently granted, any exercise prices relating to such Awards and any other provision of such Awards affected by such change, as the Board may determine in its sole discretion.  The Board may also make such adjustments to take into account material changes in law or in accounting practices or principles, mergers, consolidations, acquisitions, dispositions or similar corporate transactions, or any other event, as the Board may determine in its sole discretion.

     11.7 The Board may agree at any time, upon request of a Participant, to defer the date on which any payment under an Award shall be made.

     11.8 In any case that a Participant purchases Common Stock under an Award for a price equal to the par value of the
Common Stock, the Board may determine, in its sole discretion, that such price has been satisfied by past services rendered by the Participant.

     11.9 For the purposes of the Plan and any Award granted hereunder, unless otherwise determined by the Board, the term
"fair market value" of Common Stock on or as of a specified date shall mean either (i) in the case of an Option not granted under a Performance Award, the last sale price (as defined below in this Section) for one share of Common Stock on the last trading day on or before the specified date, or, if the foregoing does not apply, the market value determined by the Board;
or (ii) in the case of an Option granted under a Performance Award, the average of the last sale prices during the first ten trading days beginning on or after the specified date, or the average of the last sale prices during such other period of time beginning on or after the specified date as is determined by the Board, or, if the foregoing does not apply, the market value determined by the Board.  "Last sale price" means the last sale price reported on The Nasdaq Stock Market or on such other primary market system or stock exchange on which Walshire's Common Stock is then listed or admitted to trading.



































                                EXHIBIT 23.1



































                                                    The Board of Directors
     Walshire Assurance Company:

     We consent to incorporation by reference in the registration statement (Registration No. 33-84080) on Form S-8 and the registration statements (Registration No. 33-85120 and No. 33-90256) on Form S-3 of Walshire Assurance Company of our report dated March 2, 1998, relating to the consolidated balance sheets of Walshire Assurance Company and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of income, shareholders'equity, and cash flows for each of the years in the three year period ended December 31, 1997 and all related schedules, which report appears in the December 31, 1997 annual report on Form 10-K of Walshire Assurance Company.



                              KPMG Peat  Marwick LLP



     Harrisburg, Pennsylvania
     March 25, 1998