Form 10-Q
period 1998-03-31
WALSHIRE ASSURANCE COMPANY
filed 1998-05-14
CIK 818155

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC   20549

                                Form 10-Q

(Mark One)
(X)            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


             For the quarterly period ended:  March 31, 1998

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

          Class:                       Outstanding at April 30, 1998:
Common stock - $.01 Par Value                       4,714,858 shares





                WALSHIRE ASSURANCE COMPANY
   AND SUBSIDIARIES



                INDEX




                                                             PAGE
                                                             NUMBER



Part I    FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets as of March 31, 1998
          (unaudited) and December 31, 1997  . . . . . . . . .      2

          Consolidated Statements of Income for the three
          months ended March 31, 1998 and 1997 (unaudited) . .           4

          Consolidated Statements of Cash Flows for the three
          months ended March 31, 1998 and 1997 (unaudited) . .           5

          Notes to Consolidated Financial Statements
          (unaudited)  . . . . . . . . . . . . . . . . . . . .           6

Item 2.   Management s Discussion and Analysis of Financial
          Condition and Results of Operations  . . . . . . . .           7

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





WALSHIRE ASSURANCE COMPANY
AND SUBSIDIARIES



Consolidated Balance Sheets




                                                   (In thousands)
                                            March 31,    December 31,
               Assets                         1998          1997
                                          (Unaudited)

Investments:
  Held to maturity:
     Fixed maturities (fair value $16,499 and
       $17,754) . . . . . . . . . . . . . . . .  $ 16,001        $ 17,228
  Available for sale:
     Fixed maturities (cost $41,072 and
       $37,722) . . . . . . . . . . . . . . . .    41,518         38,182
     Equity securities (cost $7,875 and
       $8,268). . . . . . . . . . . . . . . . .     8,445     8,205
  Short-term investments . . . . . . . . . . . .     4,635          7,531
  Other investments. . . . . . . . . . . . . . .     1,515         2,656

     Total investments . . . . . . . . . . . . .    72,114        73,802

Cash. . . . . . . . . . . . . . . . . . . . . . .        539           254
Accrued investment income receivable. . . . . . .        804         800
Amounts receivable from reinsurers. . . . . . . .     3,360        3,698
Amounts receivable from reinsured company . . . .       573          542
Agents  balances (net of allowance for doubtful
  accounts of $120). . . . . . . . . . . . . . .     7,088          7,411
Installment premiums receivable . . . . . . . . .     8,323         7,681
Agents  balances and installment premiums
  receivable from related parties. . . . . . . .     1,486          1,897
Premium finance receivables (net of unearned
  finance charges and allowance for credit
  losses of $89 and $84) . . . . . . . . . . . .     4,046          4,283
Reinsurance receivable. . . . . . . . . . . . . .    25,030        24,370
Deferred acquisition costs. . . . . . . . . . . .     4,682        4,778
Property and equipment (net of accumulated
  depreciation of $2,325 and $2,194) . . . . . .     3,348          3,462
Other assets. . . . . . . . . . . . . . . . . . .     1,375         1,464

     Total assets. . . . . . . . . . . . . . . .  $132,768      $134,442



See accompanying notes to consolidated financial statements.



                       WALSHIRE ASSURANCE COMPANY
                           AND SUBSIDIARIES


                                   Consolidated Balance Sheets, Continued




                                                    (In thousands,
                                                  except per share data)
                                                     March 31,   December 31,
Liabilities and Shareholders  Equity                   1998         1997
                                                    (Unaudited)



Liabilities:
  Unpaid claims and claim settlement expenses.     $ 49,530      $ 48,964
  Unearned premiums. . . . . . . . . . . . . .       26,749        27,384
  Short-term notes payable . . . . . . . . . .        4,187         5,015
  Long-term notes payable. . . . . . . . . . .          400           558
  Deposits by insureds . . . . . . . . . . . .        2,437         2,445
  Commissions payable to agents. . . . . . . .        1,401         1,442
  Commissions payable to related parties . . .          126           163
  Other liabilities. . . . . . . . . . . . . .      _   847           980

     Total liabilities . . . . . . . . . . . .       85,677        86,951

Shareholders  equity:
  Preferred stock, par value $.01 per share;
     2,000 shares authorized; 123 shares
     issued and outstanding. . . . . . . . . .            1             1
  Common stock, par value $.01 per share;
     10,000 shares authorized; 4,714 and
     4,710 shares issued and outstanding . . .           47            47
  Additional paid-in capital . . . . . . . . .       38,825        38,812
  Unrealized gains on investments available
     for sale (net of deferred taxes of $345
     and $135. . . . . . . . . . . . . . . . .          671           262
  Retained earnings. . . . . . . . . . . . . .        7,547         8,369

     Shareholders  equity. . . . . . . . . . .       47,091        47,491

  Total liabilities and shareholders  equity .     $132,768      $134,442




      See accompanying notes to consolidated financial statements.



                       WALSHIRE ASSURANCE COMPANY
                            AND SUBSIDIARIES
                    Consolidated Statements of Income




                                                  (In thousands,
                                                        except per share data)
                                                         Three Months Ended
                                                              March 31,_____
                                                          1998      1997
                                                       (Unaudited)(Unaudited)



Revenues:
  Premiums earned . . . . . . . . . . . . . . . . .    $ 13,539   $ 15,646
  Premiums ceded. . . . . . . . . . . . . . . . . .     ( 2,347)   ( 3,499)
  Net premiums earned . . . . . . . . . . . . . . .      11,192     12,147
  Net investment income . . . . . . . . . . . . . .       1,066        982
  Net realized gains on investments . . . . . . . .         227        636
  Other . . . . . . . . . . . . . . . . . . . . . .         118        163
     Total revenues . . . . . . . . . . . . . . . .      12,603     13,928

Expenses:
  Claims and claim settlement expenses. . . . . . .      11,562     10,813
  Reinsurance recoveries. . . . . . . . . . . . . .     ( 1,919)   ( 1,720)
  Net claims and claim settlement expenses. . . . .       9,643      9,093
  Amortization of deferred acquisition costs. . . .       2,018      1,600
  Underwriting, general and administrative
     expenses. . . . . . . . . . . . . . . . . . . .       1,538      2,236
  Interest. . . . . . . . . . . . . . . . . . . . .          96        190
     Total expenses . . . . . . . . . . . . . . . .      13,295     13,119

Income (loss) before income taxes. . . . . . . . . .     (   692)       809
Provision for income taxes (benefit) . . . . . . . .     (   276)       142
Net income (loss). . . . . . . . . . . . . . . . . .     (   416)       667
Dividends on convertible preferred stock . . . . . .         100        104
Net income (loss) applicable for common stock. . . .    $(   516)  $    563

Net income (loss) per common share:
  Basic and diluted:
     Net income (loss). . . . . . . . . . . . . . .    $(   .11)  $    .12

     Weighted average shares outstanding. . . . . .       4,711      4,656





See accompanying notes to consolidated financial statements.


                                   WALSHIRE ASSURANCE COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows

                                                           (In thousands)
                                                         Three Months Ended
                                                             March 31, _______

                                                          1998        1997
                                                       (Unaudited) (Unaudited)

Cash flows from operating activities:
  Net income (loss). . . . . . . . . . . . . . . . .    $(  416)     $   667
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities
      Net realized gains on investments. . . . . . .     (  227)      (  636)
      Decrease (increase) in assets:
       Accrued investment income receivable. . . . .     (    4)      (   58)
       Amounts receivable from reinsurers. . . . . .        338       (  213)
       Amounts receivable from reinsured company . .     (   31)      (   15)
       Agents  balances and installment premiums
        receivable . . . . . . . . . . . . . . . . .     (  319)          58
       Agents  balances and installment premiums
        receivable from related parties. . . . . . .        411          460
       Premium finance receivables . . . . . . . . .        237       (  235)
       Reinsurance receivables . . . . . . . . . . .     (  660)      (  695)
       Deferred acquisition costs. . . . . . . . . .         96       (  256)
       Other, net. . . . . . . . . . . . . . . . . .        221       (  278)
      (Decrease) increase in liabilities:
       Unpaid claims and claim settlement expenses .        566        3,699
       Unearned premiums . . . . . . . . . . . . . .     (  635)      (   57)
       Deposits by insureds. . . . . . . . . . . . .     (    8)      (  107)
       Other, net. . . . . . . . . . . . . . . . . .     (  219)      (  530)
  Net cash provided by (used in) operating
    activities . . . . . . . . . . . . . . . . . . .     (  650)       1,804
Cash flows from investing activities:
  Purchase of investments:
    Held to maturity . . . . . . . . . . . . . . . .        -         (2,334)
    Available for sale . . . . . . . . . . . . . . .     (8,722)      (3,773)
  Sale of investments:
    Available for sale . . . . . . . . . . . . . . .      4,684        6,766
  Maturity of investments. . . . . . . . . . . . . .      2,446          805
  Net sale (purchase) of short term and other
   investments . . . . . . . . . . . . . . . . . . .      4,120       (4,212)
  Purchase of property and equipment . . . . . . . .     (   18)      (  147)
  Sale of property and equipment . . . . . . . . . .        -             13
  Other, net . . . . . . . . . . . . . . . . . . . .     (  194)         288
    Net cash provided by (used in) investing
      activities . . . . . . . . . . . . . . . . . .      2,316       (2,594)
Cash flows from financing activities:
  Cash dividends paid. . . . . . . . . . . . . . . .     (  406)      (  407)
  Issuance of common stock . . . . . . . . . . . . .         12           78
  Proceeds from notes payable  . . . . . . . . . . .        -            844
  Payment of notes payable . . . . . . . . . . . . .     (  987)      (  130)
    Net cash provided by (used in) financing
     activities. . . . . . . . . . . . . . . . . . .     (1,381)         385
Net increase (decrease) in cash. . . . . . . . . . .        285       (  405)
Cash at beginning of the period. . . . . . . . . . .        254          637
Cash at end of the period. . . . . . . . . . . . . .    $   539      $   232

Se     e accompanying notes to consolidated financial statements.
5

WALSHIRE ASSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1. The consolidated balance sheet as of March 31, 1998, the consolidated statements of income for the three months ended March 31, 1998 and 1997 and the consolidated statements of cash flows for the three months then ended have been prepared by Walshire Assurance Company ( the Company ) without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1998 and for all periods presented, have been made.

2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these unaudited consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company s 1997 Annual Report. The results of operations for the period ended March 31, 1998 are not necessarily indicative of the results of operations for the full year.

3. Basic net income per share is computed by dividing net income applicable for common stock by the weighted average number of common shares outstanding during the year. Diluted earnings per share includes the additional shares that would have been outstanding had the 6 1/2% Convertible Preferred Stock been converted to common, if dilutive, as well as the diluted effect of the Company's stock option and stock purchase plans.

4. Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", was issued by the Financial Accounting Standards Board
(FASB) in 1997. As defined in SFAS 130, comprehensive income is composed of net income, as well as other revenues, expenses, gains and losses that are currently excluded from net income, but are accounted for separately in the shareholders' equity section of the balance sheet. SFAS 130 requires that all items of comprehensive income be reported in a financial statement. Total comprehensive income (loss) is as follows:

                                                           (In thousands)
                                                         Three Months Ended
                                                             March 31, _______

                                                          1998        1997
                                                       (Unaudited) (Unaudited)

Net income (loss) . . . . . . . . . . . . . . . . .      $(416)      $ 667
Other comprehensive income (loss):
  Unrealized gain (loss) on securities, net of tax:
    Unrealized holding gains (losses) arising
      during period . . . . . . . . . . . . . . . .        559        (106)
    Less: reclassification adjustment for gains
      realized in net income. . . . . . . . . . . .        150         420
    Net unrealized gain (loss). . . . . . . . . . .        409        (526)
Other comprehensive income (loss) . . . . . . . . .        409        (526)

Total comprehensive income (loss) . . . . . . . . .      $(  7)      $ 141



5. Forward Looking Statements. The information contained in this Quarterly Report contains forward looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder), including without limitation, statements as to the allowances for doubtful accounts and credit losses, reserves for unpaid claims and claim settlement expenses, the classification of the Company's investment portfolio and other statements as to management's beliefs, expectations or opinions. Such forward looking statements are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those in the forward looking statements. Certain of these risks, uncertainties and other factors are discussed in this Quarterly Report or in the Company's Annual Report on Form 10-K
for the year ended December 31, 1997, a copy of which may be obtained from the Company upon request and without charge (except for the exhibits thereto).

6. Investment Considerations. In analyzing whether to make, or to continue, an investment in the Company, investors should consider, among other factors, certain investment considerations more particularly described in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Item 2. Management s Discussion and Analysis of Financial Condition and Results of Operations

Revenues for the three month period ended March 31, 1998 decreased $1.3 million, or 9.5%, from revenues for the three month period ended March 31, 1997. This decrease was primarily the result of a decrease in net premiums earned, a direct result of a decrease in direct premiums written over the past twelve months, and a decrease in net realized gains on investments. Direct premiums written decreased 21.3% in the three month period ended March 31, 1998 when compared to the same period in 1997. This decrease is a result of continued price competition within the property and casualty insurance industry. The following table sets forth the direct premiums written by the Company for the three month periods ended March 31, 1998 and 1997 by line of business.
                                         (In thousands)
                                   Three months ended March 31,
                                        1998          1997        %Change
          Auto liability        $ 6,375       $ 7,626       (16.4)%
          Auto physical damage        3,448         4,898       (29.6)%
          Inland marine                 804         1,024       (21.5)%
          Workers  compensation         580         1,178       (50.8)%
          Homeowners                    500           590       (15.3)
          Other                       1,191         1,064        11.9 %
                 Total             $12,898       $16,380       (21.3)%


Expenses for the three month period ended March 31, 1998 increased $.2 million, or 1.3%, over expenses for the three month period ended March 31, 1997. The increase was primarily the result of increases in net claims and claim settlement expenses, offset, in part by a decrease in underwriting, general and administrative expenses. Increases in net claims and claim settlement expenses were the result of an increase in the statutory loss ratio from 76.4% in 1997 to 87.2% in 1998. The increase in the statutory loss ratio was primarily the result of a higher loss ratio in the company's commercial auto liability business. The increase in the loss ratio is the result of the continued price competition within the industry, resulting in less premium per insured unit. Decreases in underwriting, general and administrative expenses were primarily the result of a reduction in staffing and other related expenses during the third quarter of 1997. The statutory combined ratio for the three month period ended March 31, 1998 was 117.7%, an increase from 107.8% for the three month period ended March 31, 1997.

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

                                   WALSHIRE ASSURANCE COMPANY
                                   (Registrant)



DATE:  May 11, 1998                /s/ Kenneth R. Taylor
                                   Kenneth R. Taylor
                                   President and Chief
                                   Executive Officer



DATE:  May 11, 1998                /s/ Gary J. Orndorff
                                   Gary J. Orndorff
                                   Vice President/Treasurer
                                   and Chief Financial Officer


































