Form 10-Q
period 1998-06-30
WALSHIRE ASSURANCE COMPANY
filed 1998-08-14
CIK 818155

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC   20549

                                Form 10-Q

(Mark One)
(X)            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


             For the quarterly period ended:  June 30, 1998

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

          Class:                       Outstanding at August 7, 1998:
Common stock - $.01 Par Value                       4,443,188 shares





                WALSHIRE ASSURANCE COMPANY
   AND SUBSIDIARIES


                INDEX


                                                             PAGE
                                                             NUMBER



Part I    FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets as of June 30, 1998
          (unaudited) and December 31, 1997  . . . . . . . . .      2

          Consolidated Statements of Income for the three
          months ended June 30, 1998 and 1997 (unaudited). . .           4

          Consolidated Statements of Income for the six
          months ended June 30, 1998 and 1997 (unaudited). . .           5

          Consolidated Statements of Cash Flows for the six
          months ended June 30, 1998 and 1997 (unaudited). . .           6

          Notes to Consolidated Financial Statements
          (unaudited)  . . . . . . . . . . . . . . . . . . . .           7

Item 2.   Management s Discussion and Analysis of Financial
          Condition and Results of Operations  . . . . . . . .           8

Part II   OTHER INFORMATION  . . . . . . . . . . . . . . . . .          10

Item 1.   Legal Proceedings  . . . . . . . . . . . . . . . . .          10

Item 2.   Changes in Securities  . . . . . . . . . . . . . . .          10

Item 3.   Defaults Upon Senior Securities  . . . . . . . . . .          10

Item 4.   Submission of Matters to a Vote of Security Holders.          10

Item 5.   Other Information  . . . . . . . . . . . . . . . . .          10

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . .          10

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . .        11





WALSHIRE ASSURANCE COMPANY
AND SUBSIDIARIES



Consolidated Balance Sheets




                                                   (In thousands)
                                            June 30,     December 31,
               Assets                         1998          1997
                                          (Unaudited)

Investments:
  Held to maturity:
     Fixed maturities (fair value $15,262 and
       $17,754) . . . . . . . . . . . . . . . .  $ 14,733        $ 17,228
  Available for sale:
     Fixed maturities (cost $44,437 and
       $37,722) . . . . . . . . . . . . . . . .    44,943         38,182
     Equity securities (cost $8,627 and
       $8,268). . . . . . . . . . . . . . . . .     8,667     8,205
  Short-term investments . . . . . . . . . . . .     5,895          7,531
  Other investments. . . . . . . . . . . . . . .     1,508         2,656

     Total investments . . . . . . . . . . . . .    75,746        73,802

Cash. . . . . . . . . . . . . . . . . . . . . . .        223           254
Accrued investment income receivable. . . . . . .        842         800
Amounts receivable from reinsurers. . . . . . . .     1,739        3,698
Amounts receivable from reinsured company . . . .       547          542
Agents  balances (net of allowance for doubtful
  accounts of $120). . . . . . . . . . . . . . .     6,049          7,411
Installment premiums receivable . . . . . . . . .     7,586         7,681
Agents  balances and installment premiums
  receivable from related parties. . . . . . . .     1,389          1,897
Premium finance receivables (net of unearned
  finance charges and allowance for credit
  losses of $75 and $84) . . . . . . . . . . . .     3,436          4,283
Reinsurance receivable. . . . . . . . . . . . . .    23,983        24,370
Deferred acquisition costs. . . . . . . . . . . .     4,361        4,778
Property and equipment (net of accumulated
  depreciation of $2,433 and $2,194) . . . . . .     2,818          3,462
Other assets. . . . . . . . . . . . . . . . . . .     2,453         1,464

     Total assets. . . . . . . . . . . . . . . .  $131,172      $134,442



See accompanying notes to consolidated financial statements.



WALSHIRE ASSURANCE COMPANY
AND SUBSIDIARIES


Consolidated Balance Sheets, Continued




                                                  (In thousands,
                                                  except per share data)
                                                     June 30,    December 31,
Liabilities and Shareholders  Equity                   1998         1997
                                                    (Unaudited)



Liabilities:
  Unpaid claims and claim settlement expenses.    $  54,186      $ 48,964
  Unearned premiums. . . . . . . . . . . . . .       24,868        27,384
  Short-term notes payable . . . . . . . . . .        5,623         5,015
  Long-term notes payable. . . . . . . . . . .          299           558
  Deposits by insureds . . . . . . . . . . . .        2,306         2,445
  Commissions payable to agents. . . . . . . .        1,381         1,442
  Commissions payable to related parties . . .          132           163
  Other liabilities. . . . . . . . . . . . . .      _   464           980

     Total liabilities . . . . . . . . . . . .       89,259        86,951

Shareholders  equity:
  Preferred stock, par value $.01 per share;
     2,000 shares authorized; 128 and 123
     shares issued and outstanding . . . . . .            1             1
  Common stock, par value $.01 per share;
     10,000 shares authorized; 4,692 and
     4,710 shares issued; 4,442 and 4,710
      shares outstanding. . . . . . . . . . . .           47            47
  Additional paid-in capital . . . . . . . . .       38,831        38,812
  Unrealized gains on investments available
     for sale (net of deferred taxes of $185
     and $135) . . . . . . . . . . . . . . . .          361           262
  Retained earnings. . . . . . . . . . . . . .        4,667         8,369

                                             43,907        47,491

   Treasury stock (250 shares in 1998). . . . .       (  1,994)      -     __

     Shareholders  equity. . . . . . . . . . .       41,913        47,491

  Total liabilities and shareholders  equity .    $ 131,172      $134,442



      See accompanying notes to consolidated financial statements.



                       WALSHIRE ASSURANCE COMPANY
                            AND SUBSIDIARIES
                    Consolidated Statements of Income




                                                  (In thousands,
                                                        except per share data)
                                                         Three Months Ended
                                                              June 30, _____
                                                          1998      1997
                                                       (Unaudited)(Unaudited)



Revenues:
  Premiums earned . . . . . . . . . . . . . . . . .    $ 13,118   $ 15,904
  Premiums ceded. . . . . . . . . . . . . . . . . .     ( 2,201)   ( 4,726)
  Net premiums earned . . . . . . . . . . . . . . .      10,917     11,178
  Net investment income . . . . . . . . . . . . . .       1,095      1,069
  Net realized gains on investments . . . . . . . .         313        757
  Other . . . . . . . . . . . . . . . . . . . . . .          97        169
     Total revenues . . . . . . . . . . . . . . . .      12,422     13,173

Expenses:
  Claims and claim settlement expenses. . . . . . .      15,229     11,879
  Reinsurance recoveries. . . . . . . . . . . . . .     ( 2,731)   ( 3,279)
  Net claims and claim settlement expenses. . . . .      12,498      8,600
  Amortization of deferred acquisition costs. . . .       1,973      1,728
  Underwriting, general and administrative
     expenses. . . . . . . . . . . . . . . . . . . .       1,631      2,121
  Interest. . . . . . . . . . . . . . . . . . . . .         104        175
     Total expenses . . . . . . . . . . . . . . . .      16,206     12,624

Income (loss) before income taxes. . . . . . . . . .     ( 3,784)       549
Provision for income taxes (benefit) . . . . . . . .     ( 1,305)        92
Net income (loss). . . . . . . . . . . . . . . . . .     ( 2,479)       457
Dividends on convertible preferred stock . . . . . .         112        104
Net income (loss) applicable for common stock. . . .    $( 2,591)  $    353

Net income (loss) per common share:
  Basic and diluted:
     Net income (loss). . . . . . . . . . . . . . .    $(   .57)  $    .07

     Weighted average shares outstanding. . . . . .       4,553      4,780





See accompanying notes to consolidated financial statements.


WALSHIRE ASSURANCE COMPANY
AND SUBSIDIARIES
Consolidated Statements of Income




                                                  (In thousands,
                                                        except per share data)
                                                          Six Months Ended
                                                              June 30, _____
                                                          1998      1997
                                                       (Unaudited)(Unaudited)



Revenues:
  Premiums earned . . . . . . . . . . . . . . . . .    $ 26,657   $ 31,550
  Premiums ceded. . . . . . . . . . . . . . . . . .     ( 4,548)   ( 8,225)
  Net premiums earned . . . . . . . . . . . . . . .      22,109     23,325
  Net investment income . . . . . . . . . . . . . .       2,161      2,051
  Net realized gains on investments . . . . . . . .         540      1,393
  Other . . . . . . . . . . . . . . . . . . . . . .         215        332
     Total revenues . . . . . . . . . . . . . . . .      25,025     27,101

Expenses:
  Claims and claim settlement expenses. . . . . . .      26,791     22,692
  Reinsurance recoveries. . . . . . . . . . . . . .     ( 4,650)   ( 4,999)
  Net claims and claim settlement expenses. . . . .      22,141     17,693
  Amortization of deferred acquisition costs. . . .       3,991      3,328
  Underwriting, general and administrative
     expenses. . . . . . . . . . . . . . . . . . . .       3,169      4,357
  Interest. . . . . . . . . . . . . . . . . . . . .         200        365
     Total expenses . . . . . . . . . . . . . . . .      29,501     25,743

Income (loss) before income taxes. . . . . . . . . .     ( 4,476)     1,358
Provision for income taxes (benefit) . . . . . . . .     ( 1,581)       234
Net income (loss). . . . . . . . . . . . . . . . . .     ( 2,895)     1,124
Dividends on convertible preferred stock . . . . . .         212        208
Net income (loss) applicable for common stock. . . .    $( 3,107)  $    916

Net income (loss) per common share:
  Basic and diluted:
     Net income (loss). . . . . . . . . . . . . . .    $(   .67)  $    .19

     Weighted average shares outstanding. . . . . .       4,620      4,811





See accompanying notes to consolidated financial statements.


WALSHIRE ASSURANCE COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows

                                                           (In thousands)
                                                          Six Months Ended
                                                              June 30, _______

                                                          1998        1997
                                                       (Unaudited) (Unaudited)

Cash flows from operating activities:
  Net income (loss). . . . . . . . . . . . . . . . .   $( 2,895)    $  1,124
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities
      Net realized gains on investments. . . . . . .    (   540)     ( 1,393)
      Decrease (increase) in assets:
       Accrued investment income receivable. . . . .    (    42)           1
       Amounts receivable from reinsurers. . . . . .      1,959        1,837
       Amounts receivable from reinsured company . .    (     5)           2
       Agents  balances and installment premiums
        receivable . . . . . . . . . . . . . . . . .      1,457          515
       Agents  balances and installment premiums
        receivable from related parties. . . . . . .        508          800
       Premium finance receivables . . . . . . . . .        847          178
       Reinsurance receivables . . . . . . . . . . .        387      ( 6,677)
       Deferred acquisition costs. . . . . . . . . .        417      (    64)
       Other, net. . . . . . . . . . . . . . . . . .    (   725)         760
      (Decrease) increase in liabilities:
       Unpaid claims and claim settlement expenses .      5,222        4,805
       Unearned premiums . . . . . . . . . . . . . .    ( 2,516)     ( 1,436)
      Amounts payable to reinsurers . . . . . . . .       ---         3,743
       Deposits by insureds. . . . . . . . . . . . .    (   139)           2
       Other, net. . . . . . . . . . . . . . . . . .    (   570)     (   739)
  Net cash provided by operating activities. . . . .      3,365        3,458
Cash flows from investing activities:
  Purchase of investments:
    Held to maturity . . . . . . . . . . . . . . . .       ---       ( 2,340)
    Available for sale . . . . . . . . . . . . . . .    (19,988)     (15,750)
  Sale of investments:
    Available for sale . . . . . . . . . . . . . . .     11,836       17,451
  Maturity of investments. . . . . . . . . . . . . .      3,978        1,781
  Net sale (purchase) of short term and other
   investments . . . . . . . . . . . . . . . . . . .      2,858      ( 4,120)
  Purchase of property and equipment . . . . . . . .    (    43)     (   155)
  Sale of property and equipment . . . . . . . . . .        421           12
  Other, net . . . . . . . . . . . . . . . . . . . .    (    27)          88
    Net cash (used in) investing activities. . . . .    (   965)     ( 3,033)
Cash flows from financing activities:
  Cash dividends paid. . . . . . . . . . . . . . . .    (   805)     (   815)
  Issuance of common stock . . . . . . . . . . . . .         19          116
  Purchase of treasury stock . . . . . . . . . . . .    ( 1,994)        ---
  Proceeds from notes payable  . . . . . . . . . . .        608          700
  Payment of notes payable . . . . . . . . . . . . .    (   259)     (   299)
    Net cash (used in) financing activities. . . . .    ( 2,431)     (   298)
Net increase (decrease) in cash. . . . . . . . . . .    (    31)         127
Cash at beginning of the period. . . . . . . . . . .        254          637
Cash at end of the period. . . . . . . . . . . . . .   $    223     $    764

      See accompanying notes to consolidated financial statements.

                                    6
               WALSHIRE ASSURANCE COMPANY AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. The consolidated balance sheet as of June 30, 1998, the consolidated statements of income for the three and six months ended June 30, 1998 and 1997, and the consolidated statements of cash flows for the six months then ended have been prepared by Walshire Assurance Company ( the Company ) without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1998 and for all periods presented, have been made.

2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these unaudited consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company s 1997 Annual Report. The results of operations for the period ended June 30, 1998 are not necessarily indicative of the results of operations for the full year.

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

                                                           (In thousands)
                                                          Six Months Ended
                                                              June 30, _______

                                                          1998        1997
                                                       (Unaudited) (Unaudited)

Net income (loss) . . . . . . . . . . . . . . . . .     $(2,895)    $ 1,124
Other comprehensive income (loss):
  Unrealized gain (loss) on securities, net of tax:
    Unrealized holding gains arising during period.         455         915

    Less: reclassification adjustment for gains
      realized in net income. . . . . . . . . . . .         356         919

    Net unrealized gain (loss). . . . . . . . . . .          99      (    4)

Other comprehensive income (loss) . . . . . . . . .          99      (    4)


Total comprehensive income (loss) . . . . . . . . .     $(2,796)    $ 1,120

5. Forward Looking Statements. The information contained in this Quarterly Report contains forward looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder), including without limitation, statements as to the allowances for doubtful accounts and

7
credit losses, reserves for unpaid claims and claim settlement expenses, the classification of the Company's investment portfolio and other statements as to management's beliefs, expectations or opinions. Such forward looking statements are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those in the forward looking statements. Certain of these risks, uncertainties and other factors are discussed in this Quarterly Report or in the Company's Annual Report on Form 10-K
for the year ended December 31, 1997, a copy of which may be obtained from the Company upon request and without charge (except for the exhibits thereto).

6. Investment Considerations. In analyzing whether to make, or to continue, an investment in the Company, investors should consider, among other factors, certain investment considerations more particularly described in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

7. Subsequent Event. On August 12, 1998, the Company announced that it had entered into a definitive Merger Agreement, pursuant to which Kingsway Financial Services Inc. will acquire all outstanding shares of Walshire common stock for $8.25 per share in cash and all outstanding shares of Walshire preferred stock for $50.00 per share, plus all accrued and unpaid dividends through the Effective
Date of the Merger (an amount equal to the redemption price for such shares). The closing of the transaction is subject to obtaining all necessary shareholder and regulatory approvals and the satisfaction of certain other closing conditions.

Item 2. Management s Discussion and Analysis of Financial Condition and Results of Operations

Revenues for the three month period ended June 30, 1998 decreased $.8 million, or 5.7%, from revenues for the three month period ended June 30, 1997. This decrease was primarily the result of decreases in net premiums earned and net realized gains on investments. The decrease in net premiums earned was the result of a decrease in direct premiums written over the past twelve months, offset, in part by a decrease in premiums ceded. Direct premiums written decreased $3.5 million, or 23.8%, in the three month period ended June 30, 1998 when compared to the same period in 1997. The decreases in direct premiums written resulted from additional competition, re-underwriting of existing business and rate reductions. The following table sets forth the direct premiums written by the Company for the three month periods ended June 30, 1998 and 1997 by line of business.

                                          (In thousands)
                                    Three months ended June 30,
                                        1998          1997        %Change
          Auto liability        $ 4,898       $ 6,632       (26.1)%
          Auto physical damage        3,162         4,637       (31.8)%
          Inland marine                 707           735       ( 3.8)%
          Homeowners                    690           749       ( 7.8)%
          Workers  compensation         587           777       (24.4)%
          Other                       1,185         1,201       ( 1.3)%
                 Total             $11,229       $14,731       (23.8)%

Expenses for the three month period ended June 30, 1998 increased $3.6 million, or 28.4%, over expenses for the three month period ended June 30, 1997. The increase was primary the result of increases in net claims and claim settlement expenses offset, in part, by a decrease in underwriting, general and administrative expenses. Increases in net claims and claim

         8
settlement expenses were the result of an increase in the statutory loss ratio from 78.4% in 1997 to 115.6% in 1998. The increase in the loss ratio was due primarily to adverse loss development in prior year loss reserves totaling approximately $4.8 million. Decreases in underwriting, general and administrative expenses were primarily the result of the reduction in operating expenses due to decreases in direct premiums written. The statutory combined ratio for the three month period ended June 30, 1998 was 148.2%, an increase from 117.5% for the three month period ended June 30, 1997.

Revenues for the six month period ended June 30, 1998 decreased $2.1 million, or 7.7%, from revenues for the six month period ended June 30, 1997. This decrease was primarily the result of decreases in net premiums earned and net realized gains on investments. The decrease in net premiums earned was the result of a decrease in direct premiums written over the past twelve months, offset, in part by a decrease in premiums ceded. Direct premiums written decreased $7.0 million, or 22.5%, in the six month period ended June 30, 1998 when compared to the same period in 1997. The decrease in direct premiums written resulted from additional competition, re-underwriting of existing business and rate reductions. The following table sets forth the direct premiums written by the Company for the six month periods ended June 30, 1998 and 1997 by line of business.
                                   (In thousands)
                               Six months ended June 30,
                                        1998          1997        %Change
          Auto liability        $11,273       $14,258       (20.9)%
          Auto physical damage        6,610         9,535       (30.7)%
          Inland marine               1,511         1,759       (14.1)%
          Homeowners                  1,190         1,339       (11.1)%
          Workers  compensation       1,167         1,955       (40.3)%
          Other                       2,376         2,265         4.9 %
               Total               $24,127       $31,111       (22.5)%

Expenses for the six month period ended June 30, 1998 increased $3.8 million, or 14.6%, over expenses for the six month period ended June 30, 1997. The increase was primarily the result of increases in net claims and claim settlement expenses, offset, in part, by a decrease in underwriting, general and administrative expenses. Increases in net claims and claim settlement expenses were the result of an increase in the statutory loss ratio from 77.4% in 1997 to 101.2% in 1998. The increase in the loss ratio was due primarily to adverse development in prior year loss reserves totaling $5.4 million. Decreases in underwriting, general and administrative expenses were primarily the result of the reduction in operating expenses due to decreases in direct premium written. The statutory combined ratio for the six month period ended June 30, 1998 was 132.7%, an increase from 111.1% for the six month period ended June 30, 1997.

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

          None

      Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matter to a Vote of Security Holders

          The Annual Meeting of Shareholders was held on June 2, 1998. Two matters were voted upon at the meeting. The first matter was the election of three directors for a term of three years. The results of the
          election were as follows:
                                 Richard S.     L. Edward     William R.
                                    Kahlbaugh       Sausman     Tierney, Jr.

          Voting For              2,898,852      3,848,630     2,970,414

          Voting against
            or withheld           1,451,257        501,479     1,379,695

          The terms of the following directors will expire in:
            (a)  1999
                1.  Peter D. Bennett
                2.  John J. Buchan, Jr.
                3.  Gary J. Orndorff

            (b)  2000
                1. Kenneth R. Taylor
                2. Charles W. Hash, Jr.

          The second matter was for the approval of the Company's 1997 Equity Incentive Plan. The results of the election were as follows:

               Voting For          Voting Against          Abstentions

                2,366,055              513,875               73,464

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



                                   WALSHIRE ASSURANCE COMPANY
                                   (Registrant)




DATE:  August 13, 1998                  /s/ Kenneth R. Taylor
                                   Kenneth R. Taylor
                                   Chairman, President and Chief
                                   Executive Officer





DATE:  August 13, 1998                  /s/ Gary J. Orndorff
                                   Gary J. Orndorff
                                   Vice President/Treasurer
                                   and Chief Financial Officer






























                     11


                     SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   WALSHIRE ASSURANCE COMPANY
                                   (Registrant)




DATE:  August 13, 1998                  __________________________

                                   Kenneth R. Taylor
                                   Chairman, President and Chief
                                   Executive Officer





DATE:  August 13, 1998                  __________________________

                                   Gary J. Orndorff
                                   Vice President/Treasurer
                                   and Chief Financial Officer






























                     11