Form 10-Q
period 1998-09-30
WALSHIRE ASSURANCE COMPANY
filed 1998-11-17
CIK 818155

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC   20549

                                Form 10-Q

(Mark One)
(X)            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


           For the quarterly period ended:  September 30, 1998

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

          Class:                      Outstanding at October 31, 1998:
Common stock - $.01 Par Value                    4,493,778 shares





                WALSHIRE ASSURANCE COMPANY
   AND SUBSIDIARIES



                INDEX



                                                             PAGE
                                                             NUMBER



Part I    FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets as of September 30, 1998
          (unaudited) and December 31, 1997. . . . . . . . . . .         2

          Consolidated Statements of Income for the three
          months ended September 30, 1998 and 1997 (unaudited) .         4

          Consolidated Statements of Income for the nine months
          months ended September 30, 1998 and 1997 (unaudited) .         5

          Consolidated Statements of Cash Flows for the nine
          months ended September 30, 1998 and 1997 (unaudited) .    6

          Notes to Consolidated Financial Statements
          (unaudited)  . . . . . . . . . . . . . . . . . . . . .    7

Item 2.   Management s Discussion and Analysis of Financial
          Condition and Results of Operations  . . . . . . . . .    8

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





WALSHIRE ASSURANCE COMPANY
AND SUBSIDIARIES



Consolidated Balance Sheets



                                                   (In thousands,
                                                    except per share data)
                                         September 30,  December 31,
               Assets                         1998          1997
                                          (Unaudited)

Investments:
  Held to maturity, at amortized cost:
     Fixed maturities (fair value $15,234 and
       $17,754) . . . . . . . . . . . . . . . .  $ 14,455        $ 17,228
  Available for sale, at fair value:
     Fixed maturities (cost $45,776 and
       $37,722) . . . . . . . . . . . . . . . .    46,609         38,182
     Equity securities (cost $8,523 and $8,268).     7,401         8,205
  Short-term investments . . . . . . . . . . . .     2,902          7,531
  Other investments. . . . . . . . . . . . . . .     1,171         2,656

     Total investments . . . . . . . . . . . . .    72,538        73,802

Cash. . . . . . . . . . . . . . . . . . . . . . .        302           254
Accrued investment income receivable. . . . . . .        855         800
Amounts receivable from reinsurers. . . . . . . .     1,210        3,698
Amounts receivable from reinsured company . . . .       521          542
Agents  balances (net of allowance for doubtful
  accounts of $120). . . . . . . . . . . . . . .     6,397          7,411
Installment premiums receivable . . . . . . . . .     5,586         7,681
Agents  balances and installment premiums
  receivable from related parties. . . . . . . .     1,351          1,897
Premium finance receivables (net of unearned
  finance charges and allowance for credit
  losses of $102 and $84). . . . . . . . . . . .     3,443          4,283
Reinsurance receivable. . . . . . . . . . . . . .    25,779        24,370
Deferred acquisition costs. . . . . . . . . . . .     3,879        4,778
Property and equipment, (net of accumulated
  depreciation of $2,378 and $2,194) . . . . . .     2,475          3,462
Other assets. . . . . . . . . . . . . . . . . . .     3,820         1,464

     Total assets. . . . . . . . . . . . . . . .  $128,156      $134,442



See accompanying notes to consolidated financial statements.



                                   WALSHIRE ASSURANCE COMPANY
                                        AND SUBSIDIARIES


                                   Consolidated Balance Sheets, Continued




                                                    (In thousands,
                                                  except per share data)
                                                   September 30, December 31,
Liabilities and Shareholders  Equity                   1998         1997
                                                    (Unaudited)



Liabilities:
  Unpaid claims and claim settlement expenses.    $  55,483      $ 48,964
  Unearned premiums. . . . . . . . . . . . . .       22,183        27,384
  Short-term notes payable . . . . . . . . . .        5,583         5,015
  Long-term notes payable. . . . . . . . . . .            9           558
  Deposits by insureds . . . . . . . . . . . .        1,933         2,445
  Commissions payable to agents. . . . . . . .        1,188         1,442
  Commissions payable to related parties . . .          118           163
  Other liabilities. . . . . . . . . . . . . .      _ 1,410           980

     Total liabilities . . . . . . . . . . . .       87,907        86,951

Shareholders  equity:
  Preferred stock, par value $.01 per share;
     2,000 shares authorized; 128 and 123
     shares issued and outstanding . . . . . .            1             1
  Common stock, par value $.01 per share;
     10,000 shares authorized; 4,692 and
     4,710 shares issued; 4,443 and 4,710
      shares outstanding. . . . . . . . . . . .           47            47
  Additional paid-in capital . . . . . . . . .       38,827        38,812
  Unrealized gain (loss) on investments
     available for sale (net of deferred taxes
     of $(98) and $135). . . . . . . . . . . .     (    191)          262
  Retained earnings. . . . . . . . . . . . . .        3,549         8,369

                                                      42,233        47,491

   Treasury stock (249 shares in 1998). . . . .     (  1,984)         -___

      Shareholders' equity. . . . . . . . . . .        40,249        47,491

  Total liabilities and shareholders  equity .    $ 128,156      $134,442


      See accompanying notes to consolidated financial statements.



                       WALSHIRE ASSURANCE COMPANY
                            AND SUBSIDIARIES
                    Consolidated Statements of Income



                                                  (In thousands,
                                                        except per share data)
                                                         Three Months Ended
                                                            September 30,_____
                                                          1998      1997
                                                       (Unaudited)(Unaudited)


Revenues:
  Premiums earned . . . . . . . . . . . . . . . . .    $ 12,230   $ 16,464
  Premiums ceded. . . . . . . . . . . . . . . . . .     ( 2,131)   ( 7,091)
  Net premiums earned . . . . . . . . . . . . . . .      10,099      9,373
  Net investment income . . . . . . . . . . . . . .       1,090      1,110
  Net realized gains on investments . . . . . . . .         208        842
  Other . . . . . . . . . . . . . . . . . . . . . .         156        261
     Total revenues . . . . . . . . . . . . . . . .      11,553     11,586

Expenses:
  Claims and claim settlement expenses. . . . . . .      13,207     12,120
  Reinsurance recoveries. . . . . . . . . . . . . .     ( 4,043)   ( 5,484)
  Net claims and claim settlement expenses. . . . .       9,164      6,636
  Amortization of deferred acquisition costs. . . .       1,687      1,257
  Underwriting, general and administrative
     expenses. . . . . . . . . . . . . . . . . . . .       2,026      1,889
  Dividends to policyholders. . . . . . . . . . . .         -          213
  Interest. . . . . . . . . . . . . . . . . . . . .         124        178
     Total expenses . . . . . . . . . . . . . . . .      13,001     10,173

Income (loss) before income taxes. . . . . . . . . .     ( 1,448)     1,413
Provision for income taxes (benefit) . . . . . . . .     (   434)       366
Net income (loss). . . . . . . . . . . . . . . . . .     ( 1,014)     1,047
Dividends on convertible preferred stock . . . . . .         104        104
Net income (loss) applicable to common stock . . . .    $( 1,118)  $    943

Net income (loss) per common share:
  Basic and diluted:
     Net income (loss). . . . . . . . . . . . . . .    $(   .25)  $    .20

     Weighted average shares outstanding. . . . . .       4,443      4,680





See accompanying notes to consolidated financial statements.





                      WALSHIRE ASSURANCE COMPANY
                           AND SUBSIDIARIES
                    Consolidated Statements of Income




                                                  (In thousands,
                                                        except per share data)
                                                          Nine Months Ended
                                                            September 30,   _
                                                          1998      1997
                                                       (Unaudited)(Unaudited)


Revenues:
  Premiums earned . . . . . . . . . . . . . . . . .    $ 38,887   $ 48,014
  Premiums ceded. . . . . . . . . . . . . . . . . .     ( 6,679)   (15,316)
  Net premiums earned . . . . . . . . . . . . . . .      32,208     32,698
  Net investment income . . . . . . . . . . . . . .       3,251      3,161
  Net realized gains on investments . . . . . . . .         748      2,235
  Other . . . . . . . . . . . . . . . . . . . . . .         371        593
     Total revenues . . . . . . . . . . . . . . . .      36,578     38,687

Expenses:
  Claims and claim settlement expenses. . . . . . .      39,998     34,812
  Reinsurance recoveries. . . . . . . . . . . . . .     ( 8,693)   (10,483)
  Net claims and claim settlement expenses. . . . .      31,305     24,329
  Amortization of deferred acquisition costs. . . .       5,678      4,585
  Underwriting, general and administrative
     expenses. . . . . . . . . . . . . . . . . . . .       5,195      6,246
  Dividends to policyholders. . . . . . . . . . . .         -          213
  Interest. . . . . . . . . . . . . . . . . . . . .         324        543
     Total expenses . . . . . . . . . . . . . . . .      42,502     35,916

Income (loss) before income taxes. . . . . . . . . .     ( 5,924)     2,771
Provision for income taxes (benefit) . . . . . . . .     ( 2,015)       600
Net income (loss). . . . . . . . . . . . . . . . . .     ( 3,909)     2,171
Dividends on convertible preferred stock . . . . . .         316        312
Net income (loss) applicable to common stock . . . .    $( 4,225)  $  1,859

Net income (loss) per common share:
  Basic and diluted:
     Net income (loss). . . . . . . . . . . . . . .    $(   .93)  $    .40

     Weighted average shares outstanding. . . . . .       4,561      4,670





See accompanying notes to consolidated financial statements.



                       WALSHIRE ASSURANCE COMPANY AND SUBSIDIARIES
                           Consolidated Statements of Cash Flows

                                                          (In thousands)
                                                       except per share data)

                                                         Nine Months Ended
                                                           September 30, ____

                                                          1998        1997
                                                       (Unaudited) (Unaudited)
Cash flows from operating activities:
  Net income (loss). . . . . . . . . . . . . . . . .    $( 3,909)   $  2,171
  Adjustments to reconcile net income to net
    cash provided by operating activities
      Net realized gains on investments. . . . . . .     (   748)    ( 2,235)
      Decrease (increase) in assets:
       Accrued investment income receivable. . . . .     (    55)         18
       Amounts receivable from reinsurers. . . . . .       2,488       1,837
       Amounts receivable from reinsured company . .          21          17
       Agents  balances and installment premiums
        receivable . . . . . . . . . . . . . . . . .       3,109       2,795
       Agents  balances and installment premiums
        receivable from related parties. . . . . . .         546       1,050
       Premium finance receivables . . . . . . . . .         840         289
       Reinsurance receivables . . . . . . . . . . .     ( 1,409)    ( 7,865)
       Deferred acquisition costs. . . . . . . . . .         899         561
       Other, net. . . . . . . . . . . . . . . . . .     ( 1,970)        204
      (Decrease) increase in liabilities:
       Unpaid claims, claim settlement expenses. . .       6,519       6,016
       Unearned premiums . . . . . . . . . . . . . .     ( 5,201)    ( 5,343)
      Amounts payable to reinsurers . . . . . . . .         -         3,902
       Deposits by insureds. . . . . . . . . . . . .     (   512)    (   196)
       Other, net. . . . . . . . . . . . . . . . . .         156     (    38)
  Net cash provided by operating activities. . . . .         774       3,183
Cash flows from investing activities:
  Purchase of investments:
    Held to maturity . . . . . . . . . . . . . . . .        ---      ( 2,338)
    Available for sale . . . . . . . . . . . . . . .     (24,075)    (27,784)
  Sale of investments:
    Available for sale . . . . . . . . . . . . . . .      14,957      24,273
  Maturity of investments. . . . . . . . . . . . . .       4,179       4,010
  Net (purchase) sale of short term and other
    investments. . . . . . . . . . . . . . . . . . .       6,207       1,801
  Purchase of property and equipment . . . . . . . .     (    73)    (   216)
  Sale of property and equipment . . . . . . . . . .         672         616
  Other, net . . . . . . . . . . . . . . . . . . . .         267     (   137)
    Net cash provided by investing activities. . . .       2,134         225
Cash flows from financing activities:
  Cash dividends paid. . . . . . . . . . . . . . . .     (   909)    ( 1,223)
  Issuance of common stock . . . . . . . . . . . . .          14         148
  Purchase of treasury stock . . . . . . . . . . . .     ( 1,984)       -
  Proceeds from notes payable  . . . . . . . . . . .         608        -
  Payment of notes payable . . . . . . . . . . . . .     (   589)    ( 2,476)
    Net cash (used in) financing activities. . . . .     ( 2,860)    ( 3,551)
Net increase (decrease) in cash  . . . . . . . . . .          48     (   143)
Cash at beginning of the period. . . . . . . . . . .         254         637
Cash at end of the period. . . . . . . . . . . . . .    $    302     $   494

See accompanying notes to consolidated financial statements.
                                    6
               WALSHIRE ASSURANCE COMPANY AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1. The consolidated balance sheet as of September 30, 1998, the consolidated statements of income for the three and nine months ended September 30, 1998 and 1997, and the consolidated statements of cash flows for the nine months then ended have been prepared by Walshire Assurance Company ( the Company ) without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1998 and for all periods presented, have been made.

2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these unaudited consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company s 1997 Annual Report. The results of operations for the period ended September 30, 1998 are not necessarily indicative of the results of operations for the full year.

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

                                                           (In thousands)
                                                          Nine Months Ended
                                                           September 30, _____

                                                          1998        1997
                                                       (Unaudited) (Unaudited)

Net income (loss) . . . . . . . . . . . . . . . . .     $(3,909)      2,171
Other comprehensive income (loss):
  Unrealized gain (loss) on securities, net of tax:
    Unrealized holding gains arising during period.          41       1,904

    Less: reclassification adjustment for gains
      realized in net income. . . . . . . . . . . .         494       1,475

    Net unrealized gain (loss). . . . . . . . . . .      (  453)        429

Other comprehensive income (loss) . . . . . . . . .      (  453)        429


Total comprehensive income (loss) . . . . . . . . .     $(4,362)    $ 2,600

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

Item 2. Management s Discussion and Analysis of Financial Condition and Results of Operations

Revenues for the three month period ended September 30, 1998 decreased $33,000 or .3%, from revenues for the three month period ended September 30, 1997. This decrease was primarily the result of a decrease in net realized gains on investments, offset, in part, by an increase in net premiums earned. Net premiums
earned in the third quarter of 1998 increased $.7 million, or   7.7%, over
premiums earned in the same period in 1997. The increase in net premiums earned is a result of the Company ceding less premiums to reinsurers in the current year than it did in 1997. Direct premiums written decreased $1.4 million, or 13.0%, in the three month period ended September 30, 1998 when compared to the same period in 1997. The following table sets forth the direct premiums written by the Company for the three month periods ended September 30, 1998 and 1997 by line of business.
                                                (In thousands)
                                        Three months ended September 30,
                                        1998          1997        %Change
          Auto liability         $3,677       $ 4,282       (14.1%)
          Auto physical damage        2,759         3,192       (13.6%)
          Homeowners                    654           793       (17.5%)
          Inland marine                 637           606         5.1%
          Workers  compensation         541           858       (36.9%)
          Other                       1,267         1,223         3.6%
                 Total              $9,535       $10,954       (13.0%)

Expenses for the three month period ended September 30, 1998 increased $2.8 million, or 27.8%, over expenses for the three month period ended September 30, 1997. The increase was primarily the result of an increase in net claims and claim settlement expenses and amortization of deferred acquisition costs.


8

The increase in net claims and claim settlement expenses was the result of an increase in net premiums earned as well as an increase in the statutory loss ratio from 72.1% in 1997 to 92.1% in 1998. The increase in the loss ratio was due primarily to adverse development in prior years loss reserves of $.8 million (predominantly workers' compensation) and an increase in the loss ratio of the Company's auto liability business. The increase in the amortization of deferred acquisition costs was primarily the result of the increase in net premiums earned and a decrease in ceding commission income. The statutory combined ratio for the three month period ended September 30, 1998 was 130.5%, an increase from 108.1% for the three month period ended September 30, 1997.

Revenues for the nine month period ended September 30, 1998 decreased $2.1 million, or 5.5%, from revenues for the nine month period ended September 30, 1997. This decrease was primarily the result of a decrease in net realized gains on investments. Even though premiums earned decreased by $9.1 million, net premiums earned in the first nine months of 1998 decreased only $.5 million, or 1.5%, from premiums earned in the same period in 1997. The minor decrease in net premiums earned is a result of the Company ceding less premiums to reinsurers in the current year than it did in 1997. Direct premiums written decreased $8.4 million, or 20.0%, in the nine month period ended September 30, 1998 when compared to the same period in 1997. The following table sets forth the direct premiums written by the Company for the nine month periods ended September 30, 1998 and 1997 by line of business.

                                           (In thousands)
                                         Nine months ended September 30,

                                        1998          1997        %Change
          Auto liability        $14,950       $18,540       (19.4%)
          Auto physical damage        9,369        12,727       (26.4%)
          Inland marine               2,148         2,365       ( 9.2%)
          Homeowners                  1,844         2,132       (13.5%)
          Workers  compensation       1,708         2,813       (39.3%)
          Other                       3,643         3,488         4.4%
                 Total             $33,662       $42,065       (20.0%)

Expenses for the nine month period ended September 30, 1998 increased $6.6 million, or 18.3%, over expenses for the nine month period ended September 30, 1997. The increase was primarily the result of increases in net claims and claim settlement expenses and amortization of deferred acquisition costs, offset, in part, by a decrease in underwriting, general and administrative expenses. Increases in net claims and claim settlement expenses were the result of an increase in the statutory loss ratio from 75.8% in 1997 to 98.4.% in 1998. The increase in the loss ratio was due primarily to adverse development in prior year auto liability and workers' compensation loss reserves totaling $6.2 million as well as a higher loss ratio in the Company's auto liability business. The increase in the amortization of deferred acquisition costs was primarily the result of decreases in ceding commission income. The decrease in underwriting, general and administrative expenses were primarily the result of the reduction in operating expenses due to decreases in direct premium written. The statutory combined ratio for the nine month period ended September 30, 1998 was 131.8%, an increase from 110.1% for the nine month period ended September 30, 1997.




9


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

The Year 2000

Many computer systems in use today were designed and developed using two digits, rather than four, to specify the year. As a result, such systems will recognize the year 2000 as "00". This could cause many computer applications to fail completely or to create erroneous results unless corrective measures are taken. The Company utilizes software and related computer technologies essential to its operations that will be affected by the Year 2000 issue. The Company also relies on certain critical non-information technology systems ("non-IT systems"), such as electricity, telephones, facsimile machines, heating and air-conditioning and fire protection systems. Any disruption in the operation of the IT and non-IT systems of either the Company or any of its critical customers, vendors or suppliers could have a material adverse effect on the Company's business, results of operations or financial condition.

The Company has completed plans to ensure year 2000 compliance and started conversions of applications beginning in 1995. The Company has also completed much of the work necessary to make its computer systems Year 2000 compliant. These modifications and replacements are expected to be completed by mid year 1999. The additional expense associated with these actions cannot presently be determined, but it is not anticipated to be material.

Despite all the procedures the Company has in place, there can be no guarantee that its systems or the systems of other companies on which the Company's business relies will be timely converted, or that failure to convert by another company or a conversion that is incompatible with the Company's systems, will not have a materially adverse effect on the Company and its operations.















                               10


Part II   OTHER INFORMATION

Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities

          None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matter to a Vote of Security Holders

          None

Item 5.   Other Information

          Pursuant to recent amendments to the proxy rules under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), the Company's stockholders are notified that the deadline for providing the Company timely notice of any stockholder proposal to be submitted outside of the Rule 14a-8 process for consideration at the Company's 1999 Annual Meeting of Stockholders (the "Annual Meeting") will be March 12, 1999. As to all such matters which the Company does not have notice on or prior to March 12, 1999, discretionary authority shall be granted to the persons designated in the Company's proxy related to the Meeting to vote on such proposal. This change in procedure does not affect the Rule 14a-8 requirements applicable to inclusion of stockholder proposal in the Company's proxy materials related to the Meeting. A stockholder proposal regarding the Meeting must be submitted to the Company at its office located at 3350 Whiteford Road, York, PA 17402 by December 28, 1998, to receive consideration for inclusion in the Company's 1999 proxy materials. Any such proposal must also comply with the proxy rules under the Exchange Act, including Rule 14a-8.

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



                                   WALSHIRE ASSURANCE COMPANY
                                   (Registrant)




DATE:  November 13, 1998           /s/ Kenneth R. Taylor

                                   Kenneth R. Taylor
                                   President and Chief
                                   Executive Officer





DATE:  November 13, 1998           /s/ Gary J. Orndorff

                                   Gary J. Orndorff
                                   Vice President/Treasurer
                                   and Chief Financial Officer

                      SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   WALSHIRE ASSURANCE COMPANY
                                   (Registrant)




DATE:  November 13, 1998                __________________________

                                   Kenneth R. Taylor
                                   President and Chief
                                   Executive Officer





DATE:  November 13, 1998                __________________________

                                   Gary J. Orndorff
                                   Vice President/Treasurer
                                   and Chief Financial Officer